Form 10-Q
period 2010-12-31
China VantagePoint Acquisition Co
filed 2011-04-04
CIK 1503401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  000-54269

China VantagePoint Acquisition Company
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0677690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

465 Brickell Avenue, # 617
Miami, Florida 33131

(Address of principal executive offices) (Zip Code)

(305) 981-6888
(Registrant’s telephone number, including area code)
______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 31, 2011 the registrant had 3,953,125 ordinary shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China VantagePoint Acquisition Company
(A Company in the Development Stage)

CONDENSED BALANCE SHEET
December 31, 2010
(unaudited)

ASSETS
Current asset - cash and cash equivalents	$30,309
Deferred offering costs associated with Public Offering	68,429
Total assets	$98,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$29,108
Notes payable to shareholders	50,000
Total liabilities	79,108

Commitments

Shareholders’ Equity (1)
Ordinary shares, $0.001 par value, 50,000,000 shares authorized; 790,625 shares issued and outstanding (2)	791
Additional paid-in capital	24,209
Deficit accumulated during the development stage	(5,370)
Total shareholders’ equity	19,630

Total liabilities and shareholders’ equity	$98,738

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.1 ordinary shares for each outstanding ordinary share on February 18, 2011 (Note 7).

(2)
Includes an aggregate of 103,125 ordinary shares subject to forfeiture at December 31, 2010 by the initial shareholders to the extent that the underwriters’ over-allotment option was not exercised in full. On March 14, 2011 the underwriters exercised their over-allotment option in full and those shares became no longer forfeitable  (Notes 3 and 7).

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months ended December 31, 2010	For the Period from September 3, 2010 (Inception) through December 31, 2010

Formation costs and operating expenses	$—	$(5,370)
Net loss	$—	$(5,370)
Weighted average shares outstanding, basic and diluted (1) (2)	790,625
Basic and diluted net loss per share (1)	$—

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.1 ordinary shares for each outstanding ordinary share on February 18, 2011 (Note 7).

(2)
Includes an aggregate of 103,125 ordinary shares subject to forfeiture at December 31, 2010 by the initial shareholders to the extent that the underwriters’ over-allotment option was not exercised in full. On March 14, 2011 the underwriters exercised their over-allotment option in full and those shares are no longer forfeitable  (Notes 3 and 7).

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from September 3, 2010 (Inception) to December 31, 2010
(unaudited)

	Ordinary Shares (1) (2)		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Shareholders’ Equity
	Shares	Amount
Ordinary shares issued September 3, 2010 (inception) at $0.0316 per share for cash	790,625	$791	$24,209	$—	$25,000
Net loss	—	—	—	(5,370)	(5,370)
Balance at December 31, 2010	790,625	$791	$24,209	$(5,370)	$19,630

(1)	Share and per share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.1 ordinary shares for each outstanding ordinary share on February 18, 2011 (Note 7).

(2)
Includes an aggregate of 103,125 ordinary shares subject to forfeiture at December 31, 2010 by the initial shareholders to the extent that the underwriters’ over-allotment option was not exercised in full. On March 14, 2011 the underwriters exercised their over-allotment option in full and those shares are no longer forfeitable  (Notes 3 and 7).

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS
For the period from September 3, 2010 (Inception) to December 31, 2010
(unaudited)

Operating Activities
Net loss	$(5,370)
Net cash used in operating activities	(5,370)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	25,000
Proceeds from notes payable to shareholders	50,000
Payment of deferred offering costs	(39,321)
Net cash provided by financing activities	35,679

Net increase in cash and cash equivalents	30,309
Cash and cash equivalents, beginning	—
Cash and cash equivalents, ending	$30,309

Supplemental schedule of non-cash financing activities:
Increase in accrued expenses for deferred offering costs	$29,108

The accompanying notes are an integral part of these condensed financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

Note 1—Organization, Business Operations and Liquidity

China VantagePoint Acquisition Company (the ‘‘Company’’) is a newly organized blank check company incorporated on September 3, 2010, formed under the laws of the Cayman Islands for the purpose of acquiring, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating business or businesses through contractual arrangements (a ‘‘Business Combination’’). Although the Company is not limited to a particular geographic region, the Company intends to focus on operating businesses with primary operations in the People’s Republic of China. The Company’s efforts to identify a prospective target business will not be limited to a particular industry.

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the three months ended December 31, 2010 and for the period from September 3, 2010 (Inception) to December 31, 2010  are not necessarily indicative of the results that may be expected for the year ending March  31, 2011.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) topic 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

At December 31, 2010, the Company had not commenced any operations. All activity through December 31, 2010 relates to the Company’s formation and the preparation for the Company’s initial public offering. The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on February 17, 2011.  On February 18, 2011, the Company filed a new registration statement to increase the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”).  The Company consummated the Public Offering and Warrant Offering on February 25, 2010 and received initial net proceeds of $16,672,020.  On March 8, 2011, the underwriter exercised its over-allotment option and on March 11, 2011 received additional net proceeds of $2,388,375, bringing total net proceeds to $19,060,395 (Note 3).   The Company has selected March 31 as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Warrant Offering although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $18,835,875 in the aggregate, (or approximately $5.96 per Unit) of the proceeds of the Public Offering and the Warrant Offering are held in a trust account (“Trust Account”) and invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. In the event that the subunits offered in the Public Offering (the “Subunits”) trade at or below $5.70 per Subunit, there can be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announces a Business Combination. Purchases will be made only in open market transactions pursuant to a 10b5-1 plan entered into by the Company on February 16, 2011, which requires the Company to maintain a limit order for the Subunits at $5.70 per share during the purchase period until the maximum number of Subunits has been purchased. It is intended that purchases will comply with the technical requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18. The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

Note 1—Organization, Business Operations and Liquidity, continued

The Company’s Initial Shareholders have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise. The remaining proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest earned on the funds held in the Trust Account (after payment of taxes owed on such interest income) may be released to the Company to fund its working capital requirements in searching for a business combination and to pay its tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired shares in the Public Offering (“Public Shareholders”) with the opportunity to redeem their Subunits for a pro rata share of the Trust Account. In the event that shareholders owning 70.88% or more of the Subunits sold in the Public Offering exercise their redemption rights described below (the “Redemption Threshold”), or, solely with respect to a transaction subject to shareholder approval, a majority vote against the Business Combination, the Business Combination will not be consummated. However, if the Company has exercised its right to purchase up to 50% of the Subunits sold in the Public Offering, the Redemption Threshold will be reduced in direct proportion to the percentage of Subunits purchased by the Company. In this event, the Company would disclose the number of Subunits purchased by it and the revised Redemption Threshold in the materials distributed to its shareholders in connection with any vote to approve a Business Combination. The Initial Shareholders have waived any redemption rights they may have in connection with the Business Combination.

With respect to a Business Combination which is consummated, any Public Shareholder can demand that the Company redeem his or her Subunits. If the Company holds a shareholder vote to approve a Business Combination, any Public Shareholder voting against the Business Combination and seeking redemption will be entitled to redeem their Subunits for a pro rata portion of the Trust Account up to a maximum of $5.96 per Subunit. Any Public Shareholder voting in favor of the Business Combination and seeking redemption will have his or her Subunits redeemed for a full pro rata portion of the Trust Account (initially $5.96 per Subunit) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements. If the Company commences a tender offer in connection with a Business Combination, a Public Shareholder tendering his, her or its Subunits will have such Subunits redeemed for a full pro rata portion of the Trust Account (initially $5.96 per Subunit) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements. Accordingly, Public Shareholders holding up to 2,241,579 of the aggregate number of Subunits owned by all Public Shareholders may seek redemption of their Subunits in the event of a Business Combination. Notwithstanding the foregoing, the Company’s amended Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate or other person with whom such Public Shareholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking redemption rights with respect to an aggregate of more than 10% of the Subunits sold in the Public Offering (but only with respect to the amount over 10% of the Subunits sold in the  Public Offering). A “group” will be deemed to exist if Public Shareholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

Note 1—Organization, Business Operations and Liquidity, continued

The Company’s Amended and Restated Memorandum and Articles of Association provide that if the Company has not completed a Business Combination by August 25, 2012, or February 25, 2013 if a definitive agreement has been executed by August 25, 2012 and a Business Combination has not been consummated by February 25, 2013, the Company will automatically dissolve, liquidate and distribute its remaining assets, including the Trust Account, to the Public Shareholders. In the event of a liquidation, if the Company has not presented an initial Business Combination to the Public Shareholders for approval, the Public Shareholders will be entitled to receive their pro rata share of the Trust Account ($5.96 per Subunit). In the event of a liquidation, if the Company has presented an initial Business Combination to the Public Shareholders for approval, and the Public Shareholders have rejected the initial Business Combination, the Public Shareholders who voted against the last initial Business Combination or who did not vote will be entitled to receive only a pro rata share of the Trust Account up to a maximum of $5.96 per subunit and Public Shareholders who voted in favor of the last initial Business Combination will be entitled to receive a full pro rata share of the Trust Account calculated two days prior to the distribution date.

Pursuant to letter agreements executed prior to the consummation of the Public Offering with the Company, the Initial Shareholders have waived their rights to participate in any liquidation distribution from the Trust Account but only with respect to their initial shares; they will participate in any liquidation distribution with respect to any Units acquired in the Public Offering or in the aftermarket.

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as entering into contingent fee arrangements with its vendors.  The Company may need to raise additional capital through loans or additional investments from its Initial Shareholders, officers, directors, or third parties.  None of the Initial Shareholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company.  Accordingly, the Company may not be able to obtain additional financing.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Note 2—Significant Accounting Policies

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

Loss per share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

 The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”).  ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

 CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

Note 2—Significant Accounting Policies, continued

Income taxes, continued

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has identified the Cayman Islands as its only major tax jurisdiction, as defined.  Based on the Company’s evaluation, it has been concluded that there are not significant uncertain tax positions requiring recognition in the Company’s financial statements.  Since the Company was incorporated on September 3, 2010, the evaluation was performed for 2010 tax year, which is the only period subject to examination.  The Company is on a calendar year for tax purposes.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties or interest as of or during the period from September 3, 2010 (inception) through December 31, 2010.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Public Offering and Warrant Offering

On February 25, 2011, the Company sold 2,750,000 units at an offering price of $6.00 per Unit. Each Unit included one subunit (“Subunit”) and one-half of a warrant.  Each Subunit consisted of one ordinary share and one-half of a warrant (“Public Warrant”). On March 8, 2011, the underwriters of the Public Offering exercised their over-allotment option, for an additional 412,500 Units, or an aggregate offering of 3,162,500 Units.  Each whole Public Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $5.00 per share and the Public Warrants will become exercisable upon the later of: (i) February 18, 2012 and (ii) the consummation of a business combination with a target business. The Public Warrants will expire on the earlier of (i) 5:00 p.m., New York City time, on the three-year anniversary of the consummation of our Business Combination, (ii) the Company’s liquidation if the Company has not completed a Business Combination within the required time periods and (iii) the redemption of the Public Warrants. The Units sold in the Public Offering began trading on February 22, 2011. The Subunits and Public Warrants comprising the Units, but not the ordinary shares and Public Warrants included in the Subunits, began separate trading on March 15, 2011. Holders have the option to continue to hold Units or separate their Units into the component pieces. However, no fractional Public Warrants will be issued and only whole Public Warrants will trade. The Subunits will continue to trade as a Subunit consisting of one ordinary share and one-half of a Public Warrant until the consummation of an initial Business Combination, at which time they will automatically separate and the Subunits will no longer be outstanding. As indicated above, since no fractional Public Warrants will be issued and only whole Public Warrants will trade, investors will need to either have not separated their Units at this time or have a number of Subunits divisible by two at that time or they will lose a portion of the Public Warrants they would otherwise be entitled to. Accordingly, in order to avoid such a situation, investors that do not intend to transfer the component pieces of the units prior to the consummation of a business combination should continue to hold their securities as a combined Unit so as to ensure that no portion of the Public Warrant is lost.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

Note 3—Public Offering and Warrant Offering, continued

On February 25, 2011, the Company also sold 2,642,856 warrants at a price of $0.35 per warrant (the “Warrant Offering Warrants”), for an aggregate purchase price of $925,000 (the “Warrant Offering”). The sale of the Warrant Offering Warrants occurred simultaneously with the consummation of the Public Offering. The proceeds the Company received from the Warrant Offering were placed in the Trust Account. The Warrant Offering Warrants are identical to the Public Warrants except that (i) 1,500,000 of the Warrant Offering Warrants (the “Insider Warrants”) are non-redeemable and may be exercised on a “cashless basis”, (ii) the Company may only call the remaining 1,142,856 Warrant Offering Warrants (the “EBC/Third Party Warrants”), for redemption and only permit exercise on a cash basis with the consent of EarlyBird Capital, Inc. (“EBC”), so long as such warrants are held by the initial purchasers thereof or their affiliates, and (iii) the Company will only call the EBC/Third Party Warrants for redemption if the Company also simultaneously calls the Public Warrants so long as such warrants are held by the initial purchasers of such warrants or their affiliates. In addition, the Company may call the Public Warrants for redemption and only permit exercise on a cash basis, but simultaneously call the EBC/Third Party Warrants for redemption and permit exercise on a cashless basis, which the Company may do without the consent of EBC. Additionally, any Warrants purchased by the Company’s shareholders prior to the Public Offering, including certain of the Company’s officers and directors (the “Initial Shareholders”) in the open market after the consummation of the  Public Offering will also be non-redeemable and may be exercised on a “cashless basis” so long as they continue to be held by the Company’s Initial Shareholders or their affiliates. The purchasers agreed that the Warrant Offering Warrants will not be sold or transferred by them (except to certain permitted transferees) until after the Company has completed an initial Business Combination.

The holders of the Warrant Offering Warrants (or underlying securities) are entitled to registration rights with respect to Warrant Offering Warrants (or underlying securities) pursuant to an agreement signed on February 17, 2011.

The Public Warrants, Insider Warrants and EBC/Third Party Warrants are collectively referred to as the “Warrants.”

The Company may call the Warrants for redemption (excluding the Insider Warrants but including the EBC/Third Party Warrants as described above and any outstanding Warrants issued upon exercise of the unit purchase option issued to EBC), in whole and not in part, at a price of $.01 per Warrant at any time after the Warrants become exercisable, upon not less than 30 days’ prior written notice of redemption to each Warrant holder, and if, and only if, the reported last sale price of the ordinary shares equals or exceeds $8.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Warrant holders.   The Warrants may be called for redemption provided that a registration statement under the Securities Act relating to the ordinary shares issuable upon exercise of the Warrants is effective and is expected to remain effective from the date on which the Company sends a redemption notice to and including the redemption date and a prospectus relating to the ordinary shares issuable upon exercise of the Warrants is available for use by the Warrant holders and remains available for use from the date on which the Company sends a redemption notice to and including the redemption date. The Company may not redeem the Warrants unless the Warrants and the ordinary shares underlying the Warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. In no event will the registered holders of a Warrant be entitled to receive a net cash settlement, or other consideration in lieu of physical settlement in shares of the Company’s ordinary shares. The holders of the Warrants do not have the rights or privileges of holders of the Company’s ordinary shares or any voting rights until such holders exercise their respective Warrants and receive ordinary shares of the Company. If the Company redeems the Warrants, it will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis.”

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

Note 3—Public Offering and Warrant Offering, continued

In accordance with the Warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its reasonable efforts to maintain the effectiveness of the registration statement relating to ordinary shares issuable upon exercise of the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full Unit price solely for the ordinary shares included in the Units.

There will be no distribution from the Trust Account with respect to the Warrants in the event of liquidation as described in Note 1, and such Warrants will expire worthless.

The Company entered into an agreement with the underwriters of the Public Offering (the “Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company paid 3.5% of the gross proceeds of the Public Offering or $664,125 as underwriting discounts and commissions upon closing of the Public Offering, including the exercise of the over-allotment option.

Note 4—Deferred Offering Costs

Deferred offering costs consist of legal, underwriting and accounting fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to shareholders’ equity upon the receipt of the capital raised (See Note 3).

Note 5—Notes Payable to shareholders

The Company issued, in the aggregate, $50,000 in principal amount of unsecured promissory notes to certain officers and Initial Shareholders on October 5, 2010 for the Company’s working capital needs. The notes were non-interest bearing and were payable on the earlier to occur of October 5, 2011 or the consummation of the Public Offering. Due to the short-term nature of the notes, the fair value of the notes approximates the carrying amount.  These notes were repaid in full on March 1, 2011.

Note 6—Commitments and Contingencies

The Company has agreed to pay an aggregate of $7,500 a month for office space and general and administrative services to an entity affiliated with the Company, commencing February 17, 2011 and terminating on the earlier to occur of (i) the consummation of an initial Business Combination and (ii) the liquidation of the Company.

The Company has engaged EBC as an investment banker in connection with its initial Business Combination to provide it with assistance in negotiating and structuring the terms of the initial Business Combination. The Company anticipates that these services will include assisting the Company with valuing and structuring any proposed offer to be made to a target business and negotiating a letter of intent and/or definitive agreement with any potential target business. The Company will pay EBC a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to $600,000. Such amounts due to the underwriter may be paid out of the funds held in the trust account.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

Note 7—Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue up to 50,000,000 ordinary shares with a par value of $.001 per share.

In connection with the organization of the Company, on September 3, 2010, a total of 718,750 shares (790,625 shares after the effect of the share dividend, discussed below) of the Company’s ordinary shares were sold to the Initial Shareholders at a price of $0.0348 per share ($0.0316 per share after the effect of the share dividend, discussed below) for an aggregate of $25,000.

Effective February 18, 2011, the Company’s Board of Directors authorized a share dividend of 0.1 ordinary share for each outstanding ordinary share.   All share amounts presented have been retroactively restated to reflect the effect of this share dividend.

As of December 31, 2010, a total of 790,625 ordinary shares were issued and outstanding, of which 103,125 ordinary shares were subject to mandatory forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the Company’s Initial Shareholders would own 20% of the issued and outstanding shares after the Public Offering.  On March 8, 2011, the underwriters exercised their over-allotment in full and accordingly these shares are no longer forfeitable.

On February 17, 2011 the Initial Shareholders placed their initial shares into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferable during the escrow period. Such shares will be released from escrow on the first anniversary of the closing date of the initial Business Combination.

Preferred Shares

On February 16, 2011 the Company amended the capital clause of the Memorandum and Articles of Association authorizing the issuance of up to 5,000,000 preferred shares with a par value of $0.001 with such designations as may be determined by the Board of Directors of the Company from times to time.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

Note 7—Shareholders’ Equity, continued

Unit Purchase Option

On February 25, 2011, the Company issued a unit purchase option, for $100, to EBC or its designees to purchase 175,000 units at an exercise price of $6.60 per unit commencing on the later of (i) one year from the effective date of the registration statement or (ii) the consummation of an initial Business Combination, and expiring upon the earlier of (i) the liquidation of the Trust Account if we have not completed a Business Combination within the required time periods or (ii) three years from the closing of the Company’s initial Business Combination (but in no event will the option expire more than five years from the effective date of the registration statement for the Public Offering). The units issuable upon exercise of this option are identical to the units being offered in the Public Offering, with the exception of (i) not including Subunits and instead including only the ordinary shares and warrants that would otherwise comprise such Subunits since the Subunits will no longer be trading once the unit purchase option becomes exercisable and (ii) containing a provision for cashless exercise by EBC. The Company intends to account for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this unit purchase option as of February 25, 2011, the date of the Company’s Public Offering, is approximately $431,185 ($2.46 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 48.1%, (2) risk-free interest rate of 2% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described in Note 3), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to China VantagePoint Acquisition Company, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on September 3, 2010 to serve as a vehicle to acquire, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating businesses through contractual arrangements. Although we are not limited to a particular geographic region or industry, we intend to focus on acquiring an operating business with its primary operations located in the People’s Republic of China. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than (after the consummation of our initial public offering), the active solicitation of an acquisition target.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On February 25, 2011 and March 11, 2011, we consummated an initial public offering (“Public Offering”), including the exercise of the over-allotment by our underwriter, of 2,642,856 warrants and 3,162,500 units, raising net proceeds of $19,060,395.  We intend to use this cash, our capital stock, incurred debt, or a combination of cash, capital stock, and debt, in effecting our initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date.  Our entire activity since inception up to the closing of our Public Offering on February 25, 2011 was in preparation for that event.  After the Public Offering, our activity will be limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

We incurred a net loss of $0 for the three-month period ended December 31, 2010 and a loss of $5,370 for the period from September 3, 2010 (inception) through December 31, 2010. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of December 31, 2010, we had approximately $30,000 in our operating bank account.  On February 25, 2011, after the consummation of the Public Offering, approximately $224,000 was placed into our operating bank account to be available for use by management to cover operating costs and the costs associated with identifying a target business and negotiating the acquisition or merger.  Of this amount, approximately $74,000 was used to pay accrued offering costs and $50,000 was used to repay the notes to certain initial shareholders.

We intend to use the approximately $130,000 of remaining net proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of March 31, 2011, U.S Treasury Bills with 4 week, three month, and six month maturities were approximately yielding 0.05%, 0.09%, and 0.17%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the next 24 months, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination.  Our actual costs may be higher or lower than these estimates.  We anticipate that we will incur approximately:

•
$150,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$50,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

•	$70,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$100,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums; and

•	$180,000 for office space, administrative services and secretarial support.

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as entering into contingent fee arrangements with our vendors.  We may need to raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties.  None of the initial shareholders, officers or directors is under any obligation advance funds to, or invest in, us.  Accordingly, we may not be able to obtain additional financing.  If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses.  We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

After the underwriters exercised their over-allotment option, the net proceeds from our Public Offering, after deducting offering expenses of approximately $250,000 and underwriting discounts of $664,125, were approximately $19,060,395. Of this amount, $17,910,875, plus the $925,000 we received from the warrant offering, is being held in trust. The remaining net proceeds not in trust is being used for working capital purposes. We intend to use the net proceeds of the warrant offering and our Public Offering, representing our funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $600,000 payable to EarlyBirdCapital, Inc. (“EBC”) upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

Our Company did not have any off-balance sheet arrangements as of December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On September 3, 2010, Wei Li, Yiting Liu and Ye (Sophie) Tao purchased an aggregate of 718,750 of our ordinary shares for an aggregate purchase price of $25,000, or approximately $0.03 per share.  We used the proceeds from the sale of these shares to fund our initial operations prior to the consummation of our initial public offering.

Use of Proceeds

On February 25, 2011, we completed (i) a public offering of 2,642,856 warrants, which we refer to as the warrant offering, and received net proceeds of $925,000 and (ii) our initial public offering of 2,750,000 units. On March 8, 2011, the underwriters of our initial public offering exercised their over-allotment option, for a total of an additional 412,500 units (over and above the 2,750,000 units sold in the initial public offering) for an aggregate offering of 3,162,500 units. Each unit consists of one subunit and one-half of a warrant. Each subunit consists of one ordinary share, par value $0.001, and one-half of a warrant.  Each whole warrant entitles the holder to purchase one ordinary share at a price of $5.00.  Our subunits and warrants started trading separately as of March 15, 2011.  The units were sold at an offering price of $6.00 per unit and the warrants were sold at an offering price of $0.35 per warrant, generating total gross proceeds of $19,900,000.  EarlyBird Capital, Inc. (“EBC”) acted as the underwriter. The securities sold in the warrant offering and in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File Nos. 333-170006 and 333-172374). The Securities and Exchange Commission declared the registration statement effective on February 17, 2011.

We incurred a total of $664,125 in underwriting discounts and commissions. The total expenses in connection with the sale of our warrants in the warrant offering and the initial public offering (including the underwriter’s discounts and commissions) were approximately $955,000.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the warrant offering and the initial public offering were approximately $19,060,395. $18,835,875 (or approximately $5.96 per unit sold in our initial public offering) of the proceeds from the initial public offering and the warrant offering was placed in a trust account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that there can be released to us, from time to time, any interest earned on the funds in the trust account (i) that we may need to pay our tax obligations and (ii) any remaining interest that we need for our working capital requirements. The remaining interest earned on the funds in the trust account will not be released until the earlier of the completion of a business combination and our liquidation upon failure to effect a business combination within the allotted time.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document Description
1.1	Underwriting Agreement
1.3	Merger and Investment Banking Agreement
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant
4.2	Unit Purchase Option between EarlyBirdCapital, Inc. and the Registrant
4.3	Unit Purchase Option between the Registrant and David Nussbaum
4.4	Unit Purchase Option between the Registrant and Steven Levine
4.5	Unit Purchase Option between the Registrant and Mike Powell
4.6	Unit Purchase Option between the Registrant and Ed Kovary
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant
10.2	Share Escrow Agreement between the Registrant, and the Initial Shareholders
10.3	Registration Rights Agreement among the Registrant and the Initial Shareholders
10.4	Warrant Purchase Agreement between the Registrant and EarlyBirdCapital, Inc.
10.5	Warrant Purchase Agreement between the Registrant and Wei Li
10.6	Warrant Purchase Agreement between the Registrant and Ye (Sophie) Tao
10.7	Warrant Purchase Agreement between the Registrant and Yiting Liu
10.8	Warrant Purchase Agreement between the Registrant and Oscar L. Tang Grandchildren’s Trust
10.9	Warrant Purchase Agreement between the Registrant and Hume R. Steyer
10.10	Warrant Purchase Agreement between the Registrant and Samuels Capital Management LLC
10.11	Administrative Services Agreement
10.12	10b5-1 Trading Plan between the Registrant and Morgan Stanley Smith Barney, LLC
31.1
Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA VANTAGEPOINT ACQUISITION COMPANY

Date: April 4, 2010	By:	/s/ Wei Li
Name: Wei Li
Title: Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description
1.1	Underwriting Agreement
1.3	Merger and Investment Banking Agreement
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant
4.2	Unit Purchase Option between EarlyBirdCapital, Inc. and the Registrant
4.3	Unit Purchase Option between the Registrant and David Nussbaum
4.4	Unit Purchase Option between the Registrant and Steven Levine
4.5	Unit Purchase Option between the Registrant and Mike Powell
4.6	Unit Purchase Option between the Registrant and Ed Kovary
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant
10.2	Share Escrow Agreement between the Registrant, and the Initial Shareholders
10.3	Registration Rights Agreement among the Registrant and the Initial Shareholders
10.4	Warrant Purchase Agreement between the Registrant and EarlyBirdCapital, Inc.
10.5	Warrant Purchase Agreement between the Registrant and Wei Li
10.6	Warrant Purchase Agreement between the Registrant and Ye (Sophie) Tao
10.7	Warrant Purchase Agreement between the Registrant and Yiting Liu
10.8	Warrant Purchase Agreement between the Registrant and Oscar L. Tang Grandchildren’s Trust
10.9	Warrant Purchase Agreement between the Registrant and Hume R. Steyer
10.10	Warrant Purchase Agreement between the Registrant and Samuels Capital Management LLC
10.11	Administrative Services Agreement
10.12	10b5-1 Trading Plan between the Registrant and Morgan Stanley Smith Barney, LLC
31.1
Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).