Form 10-K
period 2011-03-31
China VantagePoint Acquisition Co
filed 2011-06-29
CIK 1503401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-54269

China VantagePoint Acquisition Company
(Exact Name of Registrant as Specified in Its Charter)
Cayman Islands	98-0677690
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

465 Brickell Avenue, #617, Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 981-6888

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class

Units, each consisting of one subunit and one-half of a warrant

Subunits, each consisting of one ordinary share, par value of $0.001 per share, and one-half of a warrant

Warrants to purchase ordinary shares included in the units and the sub units

Ordinary Shares, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. *Yes ☐ No ☐  *The Registrant has not yet been phased in to the Interactive Date File reporting requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☒  No ☐

The aggregate market value of the outstanding subunits (the registrant’s ordinary shares to not separately trade), other than subunits held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s subunits on June 24, 2011, as reported on the OTC Bulletin Board ($5.70), was approximately $11,316,278. As of June 24, 2011, there were 2,962,400 subunits of the registrant outstanding.

As of June 24, 2011, there were 3,753,025 of the registrant’s ordinary shares, par value $0.001 per share, outstanding.

i

PART I.

Forward-Looking Statements

This report and the information incorporated by reference in it, include ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘should,’’ ‘‘would’’ and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	Ability to complete an initial business combination;

•	Success in retaining or recruiting, or changes required in, our management or directors following an initial business combination;

•
Officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	Expectations regarding the involvement of our management following our initial business combination;

•
Estimates regarding the operating expenses of our business before the consummation of our initial business combination and the beliefs that upon completion of the warrant offering and the Public Offering, we will have sufficient funds to operate for the next 18 months, or 24 months pursuant to the automatic period extension, assuming that our initial business combination is not consummated during that time;

•	Potential ability to obtain additional financing to complete an initial business combination;

•	Limited pool of prospective target businesses;

•	Ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for shares;

•	Our public securities’ potential liquidity and trading;

•	Use of proceeds not in trust or available to us from interest and dividend income on the trust account balance;

•	Financial performance; or

•	Any structural, financial or regulatory benefits or advantages of being domiciled in the Cayman Islands.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading ‘‘Risk Factors.’’ Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws .

References in this report as to ‘‘we,’’ ‘‘us’’ or ‘‘our Company’’ refer to China VantagePoint Acquisition Company. References to ‘‘public shareholders’’ refer to holders of ordinary shares sold as part of the units in our initial public offering, including any of our shareholders existing prior to the initial public offering to the extent that they purchased or acquired such shares.

Item 1.                      Business.

Introduction

We are a blank check company organized under the laws of the Cayman Islands on September 3, 2010 as an exempted company with limited liability. Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands. As an exempted company, we are able to avoid direct taxation from the Cayman Islands government for a period of 20 years if such direct taxation were ever introduced in the Cayman Islands by obtaining a tax undertaking from the Cayman Islands government.

Pursuant to our Amended and Restated Memorandum and Articles of Association, we were formed with the purpose of acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating businesses through contractual arrangements. Although we are not limited to a particular geographic region or industry, we intend to focus on acquiring an operating business with its primary operations located in the Peoples Republic of China (“PRC”). Opportunities for market expansion have emerged for businesses with operations in the PRC due to certain changes in the political, economic and social policies as well as certain fundamental changes affecting the PRC. We believe that the PRC represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including, among other things, increased government focus within the PRC on privatizing assets, improving foreign trade and encouraging business and economic activity, as well as strong growth in many sectors of its economy driven by emerging private enterprises.

Our Amended and Restated Memorandum and Articles of Association also provide that our corporate existence will cease and we will liquidate the trust account (described below) and distribute the funds included therein to our shareholders if we do not consummate our business combination, or have not executed a definitive agreement for a business combination, by August 25, 2012 or by February 25, 2013 if we have executed a definitive agreement for a business combination by August 25, 2012 and a business combination has not been completed by August 25, 2012. If we enter into a definitive agreement for a business combination by August 25, 2012, we will issue a press release and file a Current Report on Form 8-K announcing the definitive agreement and indicating that the period to complete a business combination will be extended if a business combination is not completed within such 18 month period. If the time period to complete a business combination is extended, we would be permitted to enter into and consummate any business combination, even if not the transaction that provided us with the extension, provided that such business combination could be completed by February 25, 2013.

Our management team, consultants and advisors represent a mix of entrepreneurs and investment and financial professionals with extensive operating and transactional experience. We believe that the combination of their backgrounds and networks will provide us with access to unique opportunities to effect a transaction. However, if we decide to complete a business combination with a target business that operates in a field outside of the expertise of our officers and directors, we cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Significant Activities Since Inception

The registration statement for our initial public offering of 2,750,000 units and 2,642,856 warrants (collectively, the “Public Offering”) was declared effective on February 17, 2011.  On February 18, 2011, we filed a new registration statement to increase the number of units offered in the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”).  We consummated the Public Offering on February 25, 2010 and received initial net proceeds of $16,556,824.  On March 8, 2011, the underwriter for the Public Offering exercised its over-allotment option to purchase an additional 412,500 Units, for an aggregate offering of 3,162,500 Units.  On March 11, 2011, we received additional net proceeds of $2,388,027, bringing total net proceeds from the Public Offering to $18,944,851.  We sold each unit at an offering price of $6.00 per Unit. Each Unit included one subunit (“Subunit”) and one-half of a warrant.  Each Subunit consisted of one ordinary share and one-half of a warrant (“Public Warrant”).  Each whole Public Warrant will entitle the holder to purchase from us one ordinary share at an exercise price of $5.00 per share and the Public Warrants will become exercisable upon the later of: (i) February 18, 2012 and (ii) the consummation of a business combination with a target business. The Public Warrants will expire on the earlier of (i) 5:00 p.m., New York City time, on the three-year anniversary of the consummation of an initial business combination, (ii) our liquidation if we have not completed a business combination within the required time periods and (iii) the redemption of the Public Warrants. The Units sold in the Public Offering began trading on February 22, 2011. The Subunits and Public Warrants comprising the Units, but not the ordinary shares and Public Warrants included in the Subunits, began separate trading on March 15, 2011. Holders of our Units have the option to continue to hold their Units or separate them into the component pieces. However, no fractional Public Warrants will be issued and only whole Public Warrants will trade. The Subunits will continue to trade as a Subunit consisting of one ordinary share and one-half of a Public Warrant until the consummation of an initial business combination, at which time they will automatically separate and the Subunits will no longer be outstanding. As indicated above, since no fractional Public Warrants will be issued and only whole Public Warrants will trade, in order to avoid losing a portion of the Public Warrants an investor would otherwise be entitled to, investors will need to either have not separated their Units or have a number of Subunits divisible by two. Accordingly, in order to avoid such a situation, investors that do not intend to transfer the component pieces of the units prior to the consummation of a business combination should continue to hold their securities as a combined Unit so as to ensure that no portion of the Public Warrant is lost.

As indicated above, as part of the Public Offering, we also sold 2,642,856 warrants at a price of $0.35 per warrant (the “Warrant Offering Warrants”), for an aggregate purchase price of $925,000 (the “Warrant Offering”). The proceeds we received from the Warrant Offering were placed in the trust account. The Warrant Offering Warrants are identical to the Public Warrants except that (i) 1,500,000 of the Warrant Offering Warrants (the “Insider Warrants”) are non-redeemable and may be exercised on a “cashless basis”, (ii) we may only call the remaining 1,142,856 Warrant Offering Warrants (the “EBC/Third Party Warrants”), for redemption and only permit exercise on a cash basis with the consent of EarlyBird Capital, Inc. (“EBC”), so long as such warrants are held by the initial purchasers thereof or their affiliates, and (iii) we will only call the EBC/Third Party Warrants for redemption if we also simultaneously call the Public Warrants so long as such warrants are held by the initial purchasers of such warrants or their affiliates. In addition, we may call the Public Warrants for redemption and only permit exercise on a cash basis, but simultaneously call the EBC/Third Party Warrants for redemption and permit exercise on a cashless basis, which we may do without the consent of EBC. Additionally, any Warrants purchased by our shareholders prior to the Public Offering, including certain of our officers and directors (the “Initial Shareholders”) in the open market after the consummation of the Public Offering will also be non-redeemable and may be exercised on a “cashless basis” so long as they continue to be held by our Initial Shareholders or their affiliates. The purchasers agreed that the Warrant Offering Warrants will not be sold or transferred by them (except to certain permitted transferees) until after we have completed an initial business combination.

The holders of the Warrant Offering Warrants (or underlying securities) are entitled to registration rights with respect to Warrant Offering Warrants (or underlying securities) pursuant to an agreement signed on February 17, 2011.

The Public Warrants and the Warrant Offering Warrants are collectively referred to as the “Warrants.”

Since our initial public offering, our sole business activity has been identifying and evaluating suitable initial business combination candidates. Target business candidates have been brought to our attention from various unaffiliated sources, including brokers, finders, lawyers, and other referral sources. Our officers and directors as well as their affiliates have also brought to our attention target business candidates. In no event, however, will we pay any of our existing officers, directors, or shareholders or any entity with which they are affiliated any finder’s fee or other compensation prior to or in connection with the consummation of a business combination. However, at this time we have not identified a suitable acquisition target. Unlike many other blank check companies, we are not required to consider a target’s valuation when entering into or consummating our initial business combination. We will have considerable flexibility in identifying and selecting a prospective acquisition target, except that we will not acquire another blank check company or a similar type of company. We intend to utilize cash derived from the proceeds of the Public Offering, our capital stock, debt or a combination of these in effecting a business combination.

Governmental Regulations

Regulations Relating to Foreign Exchange Controls

In the PRC, the State Administration of Foreign Exchange (“SAFE”) regulates the redemption of the Renminbi into foreign currencies. Currently, foreign investment enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” The principal regulation governing foreign exchange in the PRC is the Foreign Currency Administration Rules (IPPS), as amended. Under these rules, the Renminbi, the PRC’s currency, is freely convertible for trade and service related foreign exchange transactions (such as normal purchases and sales of goods and services from providers in foreign countries), but not for direct investment, loan or investment in securities outside of China unless the prior approval of the SAFE is obtained. FIEs are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination involving a change of equity ownership of a PRC operating entity or through contractual arrangements with a PRC operating entity, our subsidiary will likely be an FIE as a result of our ownership structure. With such registration certificates, FIEs are allowed to open foreign currency accounts including a “current account” and “capital account.” Currency transaction within the scope of the “current account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE, but such transactions are subject to the consent of banks which are authorized by the SAFE to review “current account” currency transactions, and it is possible that such banks would not consent to our making such payments. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. For example, we would require the approval of SAFE to pay off debt of the FIE, generated outside the PRC or to pay for capital expenditures of the FIE outside the PRC. The requirements to obtain prior approval or consents may delay or impair our ability to operate following a business combination.

On October 21, 2005, SAFE issued a public notice named Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Return Investments via Overseas Special Purpose Vehicles, or the Circular 75, requiring PRC residents, including both legal persons and natural persons, to register with an appropriate local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising fund from overseas. When a PRC resident contributes the assets or equity interests it holds in a PRC company into the offshore special purpose company, or engages in overseas financing after contributing such assets or equity interests into the offshore special purpose company, such PRC resident shall modify its SAFE registration in light of its interest in the offshore special purpose company and any change thereof. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, long-term equity investment or creation of any security interest. To further clarify the implementation of Circular 75, SAFE issued Circular 106 on May 29, 2007. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing in a timely manner of SAFE registrations by the offshore holding company’s shareholders who are PRC residents. If these shareholders fail to comply, the PRC subsidiaries can report to the local SAFE authorities to be exempted from liabilities. Failure to comply with the above SAFE registration requirements, the PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions.

On August 29, 2008, SAFE promulgated a notice, or Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency into Renminbi by restricting how the converted Renminbi may be used. Circular 142 requires that the registered capital of a foreign-invested enterprise settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested enterprise settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used for purposes within the foreign-invested enterprise’s approved business scope. Violations of Circular 142 will result in severe penalties, including substantial fines as set forth in the PRC Foreign Exchange Administration Regulations.

For risks related to the aforementioned regulations relating to foreign exchange controls, see “Risk Factors — Risks associated with acquiring and operating a target business in Greater China — Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.” and “Risk Factors — Risks associated with acquiring and operating a target business in Greater China — Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely effect our ability to acquire PRC companies.”

Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress approved and promulgated the EIT Law. The EIT Law took effect on January 1, 2008. Under the EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations. For the enterprises whose applicable tax rate was 24%, the tax rate was changed to 25% from January 1, 2008. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the EIT Law. While the EIT Law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government, whether FIEs or domestic companies. According to the EIT Law, entities that qualify as high-technology companies especially supported by the PRC government are expected to benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. Nevertheless, there can be no assurances that any particular company will continue to qualify as a high technology company supported by the PRC government in the future, and benefit from such preferential tax rate. Following the effectiveness of the EIT Law, a company’s effective tax rate may increase, unless it is otherwise eligible for preferential treatment. If we consummate a business combination with a PRC subsidiary, any increase in our or such PRC subsidiary’s tax rate in the future could have a material adverse effect on our financial condition and results of operations. For risks related to the aforementioned regulations relating to taxation, see “Risk Factors — Risks associated with acquiring and operating a target business in the PRC — The PRC government has enacted a law on enterprise income tax, and as it implements this law the tax and fee benefits provided to foreign investors and companies to encourage development within the country may be reduced or removed, resulting in expenses which may impact margins and net income;” “Risk Factors — Risks associated with acquiring and operating a target business in the PRC — If we consummate a business combination with a PRC subsidiary, we may be subject to Chinese corporate withholding taxes in respect of dividends we may receive following such business combination;” “Risk Factors — Risks associated with acquiring and operating a target business in the PRC — If, following a business combination, we are determined to be a “resident enterprise” under the EIT Law, we may be subject to PRC income tax on our taxable global income;” and “Risk Factors —  Risks associated with acquiring and operating a target business in the PRC — If, following a business combination, we are determined to be a “resident enterprise” under the EIT Law, dividends payable by us to our foreign (non-PRC resident) investors and any gain derived by them on the sale or transfer of our units, ordinary shares or warrants may be subject to taxes under PRC tax laws.”

Regulation of Dividend Distribution

The principal laws and regulations in China governing distribution of dividends by foreign-invested companies include:

The Sino-foreign Equity Joint Venture Law (1979), as amended;

The Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

The Sino-foreign Cooperative Joint Venture Law (1988), as amended;

The Detailed Rules for the Implementation of the Sino-foreign Cooperative Joint Venture Law (1995), as amended;

The Wholly Foreign-Owned Enterprise Law (1986), as amended; and

The Regulations of Implementation of the Wholly Foreign-Owned Enterprise Law (1990), as amended.

We may be a foreign investment enterprise following the business combination. Following a business combination, we will likely be a foreign-invested enterprise as a result of our ownership structure. Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Regulation of Foreign Investors’ Merging Chinese Enterprises

On August 8, 2006, MOFCOM, together with several other government agencies, promulgated the Provision on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which took effect on September 8, 2006 and was amended on June 22, 2009, to more effectively regulate foreign investment in PRC domestic enterprises. The M&A Rules established, among other things, additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming, complex and uncertain, including but without limitations, the requirement in some instances that the approval of MOFCOM be obtained in advance when a foreign investor acquires equity or assets of a PRC domestic enterprise. Depending on the structure of the transaction, the M&A Rules will require the Chinese parties to make a series of applications and supplemental applications to the competent government agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the government agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and credit certification of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. Moreover, acquisitions of Chinese domestic companies relating to “important industries” or affecting the national economic security or resulting in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names” must be reported and approved by MOFCOM and other relevant agencies. The M&A Rules also require offshore special purpose vehicles, or SPVs, formed for the purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals to obtain the approval of the China Securities Regulation Commission prior to the listing and trading of such SPV’s securities on an overseas stock exchange. For risks related to the M&A Rules, see “Risk Factors — Risks associated with acquiring and operating a target business in the PRC — As a result of the M&A Rules, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.” and “Risk Factors — Risks associated with acquiring and operating a target business in the PRC — Because the M&A Rules permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.’’

Effecting a Business Combination

General

Unlike many other blank check companies, we are not required to have a shareholder vote to approve our initial business combination unless the nature of the business combination would require shareholder approval under applicable Cayman Islands law and our target business is not required to have a minimum value. Accordingly, we will have a high degree of flexibility in structuring and consummating our initial business combination. Notwithstanding the foregoing, our Amended and Restated Memorandum and Articles of Association provide that public shareholders will be entitled to cause us to redeem their subunits for cash in connection with our initial business combination. However, any shareholder redeeming its subunits will forfeit the one-half of a warrant included in such subunit, without the payment of any additional consideration.

The manner in which we allow public shareholders to redeem their subunits will depend on the structure of the transaction. We intend to structure our initial business combination and shareholder redemption rights in one of the following ways:

•
Shareholder Vote:  If we structure the business combination as an acquisition that requires shareholder approval, or our management decides to seek shareholder approval of a business combination, we would be subject to the proxy rules promulgated under the Exchange Act and as a result would prepare a proxy statement for distribution to our shareholders within the time period set forth in our Amended and Restated Memorandum and Articles of Association and would hold a shareholder vote. Public shareholders voting on the proposed business combination will be entitled to redeem their subunits as described below. This redemption right is only available to public shareholders. Our initial shareholders have agreed not to seek redemption of any subunits owned by them, directly or indirectly, whether purchased by them in the Public Offering or in the aftermarket. In connection with a vote required for any business combination, all of our initial shareholders, including all of our officers and directors, have agreed to vote all of the ordinary shares owned by them, including any ordinary shares included in subunits acquired in the Public Offering or in the aftermarket, in favor of such proposed business combination.

•
Pre-Business Combination Tender Offer:  We may structure the business combination as an acquisition that does not require shareholder approval. Prior to the consummation of such a business combination, we will initiate an issuer tender offer by filing tender offer documents with the SEC in accordance with Rule 13e-4 and Regulation 14E of the Exchange Act and our public shareholders will have the right to redeem their subunits as described below. The tender offer documents will include information substantially similar to that which would be required in connection with a proxy statement compliant with U.S. securities regulations soliciting shareholder votes to approve the business combination, and the closing of the business combination will be cross-conditioned with the closing of the tender offer. Our initial shareholders have agreed not to tender any subunits they own in such tender offer.

How we structure our business combination will depend on a variety of factors, including the legal requirement to have a shareholder vote, the anticipated speed with which either process may be completed and the desires of the target business.

Additionally, if holders of shares included in subunits sold in the Public Offering indicate an intention to vote against a proposed business combination and/or seek redemption of their subunits for cash, we may negotiate arrangements to provide for the purchase of such subunits at the closing of such business combination using funds held in the trust account. We will only enter into such an arrangement at times prior to the shareholder vote, when a public shareholder would still have the ability to change his, her or its vote. Although we do not intend to pay a premium for subunits purchased in connection with any arrangement described above, in the event that we do determine to pay a premium for such subunits, we will only do so if our board of directors determines that it is in the best interests of our securityholders. Although the remaining securityholders would experience a reduction in book value per subunit compared to what the book value would have been if the subunits had been tendered, it is possible that the board may determine that the value to the remaining shareholders would outweigh such reduction in book value per subunit. In the event that we were to purchase subunits pursuant to an arrangement described above, we would disclose the terms of such arrangements in a press release and/or on a Current Report on Form 8-K on the next business day after the date of the transaction, and, to the extent possible, at least two business days prior to the vote on the business combination (or the completion of the tender offer). If, however, we are coming to a deadline that cannot be moved (for example, the end of our existence or the drop-dead date in a business combination), we may not be able to release such information publicly two business days prior to the business combination and still complete the business combination, and such lesser period of time may not provide sufficient time for a securityholder to elect to redeem its securities or change its vote with respect to the business combination. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that (i) the holders of a majority of our ordinary shares outstanding vote in favor of a proposed business combination and (ii) that holders of fewer than 64.74% (as adjusted for repurchases through June 24, 2011 under our 10b5-1 plan) of the total number of subunits sold in the Public Offering demand redemption of their subunits into cash, regardless of whether they are voting for or against the proposed business combination, where it appears that such requirements would otherwise not be met. All shares included in the subunits purchased pursuant to such arrangements would be voted in favor of the proposed business combination by the holders and then sold to us at the closing of the transaction and immediately cancelled. The funds in our trust account that are so used will not be available to us after the consummation of the business combination and therefore we may not have sufficient funds to effectively operate our business going forward. The depletion of the funds in our trust account used for the foregoing purposes could impact our ability to consummate the business combination (for instance, if a condition to consummating the business combination is that the target has access to a minimum amount of funds from our trust account following the closing). Nevertheless, we believe entering into these types of transactions would still be in our remaining shareholders’ best interests because the transaction would be able to be completed when such remaining shareholders favored the transaction.

Shareholder approval of a business combination would normally only be required where the business combination involved (a) a statutory merger of our company with another company or (b) a scheme of arrangement sanctioned by the Grand Court of the Cayman Islands where our shareholders would give up or transfer their shares in our company in consideration of the issue of shares in another company, (c) amendments to our memorandum and articles of association, (d) a change in the par value of our shares, or (e) a change in the amount of our authorized share capital. A merger of a wholly-owned subsidiary of our company with another company would not normally require shareholders approval under our Amended and Restated Memorandum and Articles of Association or the Cayman Companies Law.

Under the Companies Law:

•
a statutory merger would require approval by (a) a shareholder resolution by majority in number representing 75% in value of the shareholders voting together as one class; and (b) if the shares to be issued to each shareholder in the consolidated or surviving company are to have the same rights and economic value as the shares held in the constituent company, a special resolution of the shareholders voting together as one class;

•
a scheme of arrangement would require approval by a majority in number representing 75% in value of the members or class of members present and voting either in person or by proxy at the meeting convened to consider the same. It is also subject to subsequent approval by the grand Court in the Cayman Islands; and

•
amendments to the memorandum and articles of association would require a special resolution, being one passed by a majority of not less than two-thirds (or such greater number as specified in the articles of association) of such members as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of which notice specifying the intention to propose the resolution as a special resolution has been duly given.”

We are not presently engaged in, and we will not engage in for an indefinite period of time following the Public Offering, any substantive commercial business. We intend to utilize cash derived from the proceeds of the Public Offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the Public Offering are intended to be applied generally towards effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Although we do not have a current intention to do so, in connection with a business combination and pursuant to agreements entered into with our target business, it is possible that we could be required to hold a vote of our warrant holders to amend the provisions of the warrants or for warrant holders to receive cash or other consideration in lieu of retaining a warrant. The provisions of the warrants that we might seek to amend could include, among other things, an increase in the exercise price of the warrants, a reduction in the exercise period of the warrants and/or the circumstances under which we would have the right to redeem the warrants. Although we cannot say definitively how we would value the warrants, in determining the amount of cash or other consideration to be received by warrant holders in lieu of retaining a warrant, we would look at one or more of the following valuation methods, including, but not limited to, the exercise price of the warrant, the trading price of the warrant, the trading price of the security underlying the warrant, as well as a financial analysis, such as following Black-Scholes. Whether such a vote occurs will depend on the requirements of the target business.

Contractual Arrangements

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in a wide variety of industries, including certain aspects of telecommunications, food production, and heavy equipment manufacturers. The PRC may apply these restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would likely be designated by our company.

For example, these contracts could result in a structure where, in exchange for our payment of the acquisition consideration, (i) the target company would be majority owned by Chinese residents whom we designate and the target company would continue to hold the requisite licenses for the target business, and (ii) we would establish a new subsidiary in China which would provide technology, technical support, consulting and related services to the target company in exchange for fees, which would transfer to us substantially all of the economic benefits of ownership of the target company.

These contractual arrangements would be designed to provide the following:

•	Our exercise of effective control over the target company;

•	A substantial portion of the economic benefits of the target company would be transferred to us; and

•
We, or our designee, would have an exclusive option to purchase all or part of the equity interests in the target company owned by the Chinese residents whom we designate, or all or part of the assets of the target company, in each case when and to the extent permitted by Chinese regulations.

While we cannot predict the terms of any such contract that we will be able to negotiate, at a minimum, any contractual arrangement would need to provide us with effective control over the target’s operations and management either directly through board control or through affirmative and/or negative covenants and veto rights with respect to matters such as entry into material agreements, management changes and issuance of debt or equity securities, among other potential control provisions. We have not, however, established specific provisions which must be in an agreement in order to meet the definition of business combination. We would obtain an independent appraisal from an investment bank or industry expert for the purpose of determining the fair value of any contractual arrangement.

These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership through a merger or stock exchange. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control over the target business.

We have not selected any target business or target industry on which to concentrate our search for a business combination and we are, therefore, unable to determine at this time what form an acquisition of a target business will take.

We Have Not Identified a Target Business or Target Industry

To date, we have not selected any target business or target industry on which to concentrate our search for a business combination. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms.

We will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet identified any acquisition candidates, we believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since information regarding us and our search for a target business is publicly available and know that we are searching for target businesses. Our officers and directors, as well as their affiliates and network of entrepreneurs, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Our management has experience in evaluating transactions, but will retain advisors as they deem necessary to assist them in their due diligence efforts. If we become aware of a potential business combination outside of the industries which our officers and directors have their most extensive experience, it is more likely that they would retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination, although we are not required to do so and may determine that our management is able to make its own determinations based on its collective business experience. In no event, however, will any of our existing officers, directors or shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by us or a target business prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is). If we determine to enter into a business combination with a target business that is affiliated with our officers, directors, special advisors or shareholders, we would do so only if we obtained an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital, Inc. that the business combination is fair to our unaffiliated shareholders from a financial point of view.

We will not acquire an entity with which any of our officers or directors, through their other business activities, had acquisition or investment discussions at the time of our initial public offering. Additionally, we do not anticipate (i) acquiring an entity with which our officers or directors, through their other business activities, had acquisition or investment discussions in the past, (ii) acquiring an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of our officers or directors or (iii) entering into a business combination where we acquire less than 100% of a target business and any of our officers, directors, initial shareholders or their affiliates acquire the remaining portion of such target business. However, if we determine to enter into such a transaction, we are required to obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital, Inc. that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we would cease negotiations with such target business.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

We have engaged EarlyBirdCapital, the underwriter for the Public Offering, on a non-exclusive basis, to act as our investment banker to assist us in structuring a business combination and negotiating its terms. We anticipate that these services will include assisting us with valuing and structuring any proposed offer to be made to a target business and negotiating a letter of intent and/or definitive agreement with any potential target business. In consideration for these services, we will pay EarlyBirdCapital a cash fee at the closing of our business combination equal to $600,000.

Lack of Business Diversification

We expect that, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business due to the complications associated with acquiring multiple businesses, as discussed further below. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each seller to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with us after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Limited available information for privately-held target companies

It is likely that we will seek a business combination with one or more privately-held companies. Generally, very little public information exists about these companies, and we will be required to rely on the ability of our officers and directors to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

Due diligence on private companies

In evaluating a target business, we intend to conduct extensive due diligence on such target business. We intend to conduct background checks by engaging a third-party who will, among other things, run background checks on the management of such target business, conduct anonymous site visits and hold anonymous interviews with employees of the target business. We also plan to hire a law firm in the PRC to conduct legal due diligence through which we intend to confirm, among other things, that the target business holds all required business licenses, owns the rights to all intellectual property necessary for conducting its business, is in compliance with all applicable laws, including environmental and labor laws. Finally, we intend to conduct financial and business due diligence on the target business, through which we will verify the target business’ financial results, conduct calls with customers, suppliers and competitors of the target business and also intend to speak to recognized industry leaders about their experience with the target business. In addition, we also intend to inquire as to whether any of the target business’ employees are knowledgeable about U.S. GAAP and SEC rules and regulations, and, if sufficient personnel are not employed by the target business, we intend to require the target business to hire qualified personnel.

Regulations Relating to Use of Proceeds from Liquidation

Under PRC law, when the FIE liquidates in order for a FIE to distribute to its offshore shareholders the proceeds from the liquidation of its assets, it must obtain prior approval from MOFCOM and SAFE. In addtion, the FIE will be required to deregister certain certificates and licenses with tax and other authorities prior to the distribution of the liquidation proceeds. The process to obtain all the necessary approvals for an FIE to liquidate and distribute the proceeds generally takes approximately one year, although it could be longer.

Limited resources and significant competition for business combinations

We will encounter intense competition from entities having a business objective similar to ours, including private equity groups and leveraged buyout funds, as well as operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience in identifying and completing business combinations. A number of these competitors possess greater technical, financial, human and other resources than we do. Our limited financial resources may have a negative effect on our ability to compete in acquiring certain sizable target businesses. Further, because we must obtain shareholder approval of a business combination, this may delay the consummation of a transaction, while our obligation to redeem for cash the ordinary shares held by public shareholders who elect redemption may reduce the financial resources available for a business combination. Our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. In addition, if our initial business combination entails a simultaneous purchase of several operating businesses owned by different sellers, we may be unable to coordinate a simultaneous closing of the purchases. This may result in a target business seeking a different buyer.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will automatically liquidate.

Shareholders May Not Have the Ability to Approve a Business Combination

Unlike many other blank check companies, we are not required to have a shareholder vote to approve our initial business combination unless the nature of the business combination would require shareholder approval under applicable Cayman Islands law and our target business is not required to have a minimum value. Accordingly, we will have a high degree of flexibility in structuring and consummating our initial business combination.

The manner in which we allow public shareholders to redeem their subunits will depend on the structure of the transaction. We intend to structure our initial business combination and shareholder redemption rights in one of the following ways: (i) holding a shareholder vote to approve a proposed business combination or (ii) commencing a pre-business combination tender offer.

We will consummate our initial business combination only if public shareholders holding less than 64.74% (as adjusted for repurchases through June 24, 2011 under our 10b5-1 plan)  of the subunits issued in the Public Offering, elect to redeem their subunits for cash in connection with either a shareholder vote or a tender offer and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares are voted in favor of the business combination. However, if we have exercised our right to purchase up to 50% of the subunits sold in the Public Offering, the redemption threshold will be reduced in direct proportion to the percentage of subunits purchased by us. In this event, we would disclose the number of subunits purchased by us and the revised redemption threshold in the materials distributed to our shareholders in connection with any vote to approve a business combination. Depending on the number of subunits that are redeemed in connection with our initial business combination, we may have very little money in our trust account with which to consummate our initial business combination, which may result in our having to obtain additional financing to consummate our initial business combination, result in less money being available for use as working capital post business combination, or result in our failure to consummate an initial business combination.

Permitted Purchases of our Securities

Prior to the consummation of a business combination, there can be released to us from the trust account amounts necessary to purchase up to 50% of the subunits sold in the Public Offering (1,581,250 subunits) at any time commencing April 19, 2011 and ending on the date on which we announce an initial business combination. Purchases will be made only in open market transactions pursuant to a 10b5-1 plan that we entered into immediately prior to February 17, 2011. The 10b5-1 plan will require us to maintain a limit order for the public subunits to be purchased by us at $5.70 per subunit during the purchase period until the maximum number of subunits have been purchased. Purchasers of our units in the Public Offering who subsequently sell their subunits in the open market while the 10b5-1 plan is in effect with a limit order for the public subunits to be purchased by us at $5.70 per subunit will obtain a lower purchase price per subunit than they could receive upon redemption of such subunit. It is intended that purchases under the 10b5-1 plan will comply with the technical requirements of Rule 10b-18 (including timing, pricing and volume of purchases) under the Exchange Act (although the purchases will not actually be effectuated under Rule 10b-18). All subunits purchased by us will be immediately cancelled.

The foregoing may have the effect of making it easier for us to complete our initial business combination because there would be fewer shares outstanding following such purchases and therefore the number of shares that would be required to be voted (if a shareholder vote were held) in favor of any potential business combination for such transaction to be approved would be reduced. Additionally, because the subunits which may be purchased by us in open market transactions will be purchased at prices no greater than $5.70 per subunit and $5.70 per subunit is less than the $5.96 per subunit we are initially holding in trust, shareholders who vote in favor of a proposed business combination and seek redemption or who submit their subunits for redemption in connection with a tender offer will receive a pro rata share of the difference between $5.96 and the purchase price we paid for the subunits we purchase in such open market transactions. However, if we made such purchases, (i) we would have less cash immediately available to us to complete a proposed business combination and therefore may be required to obtain third-party financing, (ii) it would result in less money being available for use as working capital post business combination, or (iii) it could result in our failure to consummate an initial business combination. Each of the foregoing may have the effect of reducing the number and quality of potential target businesses.

As of June 24, 2011, in accordance with our 10b5-1 plan, we have repurchased 200,100 subunits at an aggregate purchase price of $1,156,458, including $16,088 in related commissions and fees.

The following chart illustrates how the repurchase of subunits will impact the redemption threshold, taking into account repurchases through June 24, 2011:

Subunits sold in Public Offering:			3,162,500

	Assumed subunits repurchased in aftermarket (as a percent of subunits issued in the Public Offering)

	Actual Repurchase(1)	Assumed Repurchase	Assumed Repurchase	Assumed Repurchase	Assumed Repurchase	Assumed Repurchase

	6.33%	10.00%	20.00%	30.00%	40.00%	50.00%
Subunits repurchased	200,100	316,250	632,500	948,750	1,265,000	1,581,250
Remaining subunits	2,962,400	2,846,250	2,530,000	2,213,750	1,897,500	1,581,250

Funds held in trust	$18,838,855	$18,838,855	$18,838,855	$18,838,855	$18,838,855	$18,838,855

Funds expended on subunit repurchases (assuming a repurchase price of $5.70 per subunit plus commissions and fees)	$1,156,458	$1,824,213	$3,643,599	$5,462,986	$7,282,372	$9,101,758
Remaining funds held in trust	$17,682,397	$17,014,642	$15,195,256	$13,375,869	$11,556,483	$9,737,097
Redemption threshold	2,047,443	1,935,346	1,629,924	1,324,501	1,019,079	713,656

Redemption threshold as a percentage of subunits issued in the Public Offering	64.74%	61.20%	51.54%	41.88%	32.22%	22.57%
Funds expended on redemption	$12,196,515	$11,528,760	$9,709,374	$7,889,987	$6,070,601	$4,251,215
Remaining funds	$5,485,882	$5,485,882	$5,485,882	$5,485,882	$5,485,882	$5,485,882

(1)	Reflects repurchases through June 24, 2011

Redemption Rights

Pursuant to our Amended and Restated Memorandum and Articles of Association, if we structure the business combination as an acquisition that requires shareholder approval, or our management decides to seek shareholder approval of a business combination, shareholders voting against a proposed business combination will be entitled to redeem their subunits for a pro rata share of the trust account up to a maximum of $5.96 per subunit. Public shareholders who vote for the proposed business combination will be entitled to redeem their subunits for a full pro rata share of the trust account (initially anticipated to be no less than $5.96 per subunit), plus any interest then held in the trust account, if the business combination is consummated. However, any shareholder redeeming its subunits will forfeit the one-half of a warrant included in such subunit, without the payment of any additional consideration. Accordingly, if we seek shareholder approval, redeeming shareholders voting against the proposed business combination will receive less consideration for their redeemed subunits than redeeming shareholders who vote in favor of the business combination to the extent that the full net pro rata portion of the trust account exceeds $5.96 per subunit.

Alternatively, our Amended and Restated Memorandum and Articles of Association further provide that if we structure the transaction as a pre-business combination tender offer, shareholders will be entitled to tender their subunits for a full pro rata share of the trust account (initially anticipated to be $5.96 per subunit), plus any interest then held in the trust account, if the business combination is consummated. However, any shareholder tendering its subunits will forfeit the one-half of a warrant included in such subunit, without the payment of any additional consideration.

We view the foregoing requirements as obligations to our shareholders and will not take any action to amend or waive these provisions in our Amended and Restated Memorandum and Articles of Association.

Furthermore, public shareholders who redeem their subunits for their pro rata share of the trust account will continue to have the right to exercise any warrants held by them which are not included in a subunit, but will automatically forfeit the warrants included in the redeemed subunits. This is different than other similarly structured blank check companies where a redeeming shareholder is able to keep any warrants he may still hold, whether included in a unit or held separately. Ordinary shares alone will not be entitled to receive the redemption amount. Accordingly, investors may have a disincentive to exercise the redemption rights because they will automatically forfeit, without the receipt of any additional consideration, the portion of the warrant included in the subunit.

We will consummate our initial business combination only if public shareholders holding less than 64.74% (as adjusted for repurchases through June 24, 2011 under our 10b5-1 plan)  of the subunits sold in the Public Offering elect to redeem their subunits for cash. However, if we have exercised our right to purchase up to 50% of the subunits sold in the Public Offering, the redemption threshold will be reduced in direct proportion to the percentage of subunits purchased by us. In this event, we would disclose the number of subunits purchased by us and the revised redemption threshold in the materials distributed to our shareholders in connection with any vote to approve a business combination. The 64.74% redemption threshold is different from the redemption thresholds used by most blank check companies. Traditionally, blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a much smaller percentage of the shares sold in such company’s initial public offering, which percentage threshold is typically between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with a business combination.

Our initial shareholders will not have redemption rights with respect to any subunits owned by them, directly or indirectly (nor will they seek appraisal rights with respect to such subunits if appraisal rights would be available to them).

Submission of Our Initial Business Combination to a Shareholder Vote

In the event that we seek shareholder approval of our business combination, we will furnish our shareholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. We will publicly announce the record date for determining the shareholders entitled to vote at the meeting to approve our business combination at least two business days prior to such record date. Pursuant to Section 59 of our Amended and Restated Memorandum and Articles of Association, we will provide our shareholders with a minimum of 10 days notice of a meeting (which is more than the 5 days notice required by Cayman Islands law).

In connection with the vote required for any business combination, our initial shareholders, including all of our officers and directors, have agreed to vote their respective initial shares in favor of the proposed business combination. In addition, our initial shareholders, including all of our officers and directors, have also agreed to vote any shares included in units or subunits purchased privately, purchased in the Public Offering or purchased following the Public Offering in the aftermarket in favor of the proposed business combination. We will proceed with the business combination only if holders of a majority of the outstanding shares are voted in favor of the business combination and public shareholders owning less than 64.74% (as adjusted for repurchases through June 24, 2011 under our 10b5-1 plan)  of the subunits sold in the Public Offering exercise their redemption rights. However, if we have exercised our right to purchase up to 50% of the subunits sold in the Public Offering, the redemption threshold will be reduced in direct proportion to the percentage of subunits purchased by us. In this event, we would disclose the number of subunits purchased by us and the revised redemption threshold in the materials distributed to our shareholders in connection with any vote to approve a business combination.

Limitations on Redemption and Voting Rights Upon Consummation of a Business Combination if a Meeting is Held to Approve Business Combination

Our Amended and Restated Memorandum and Articles of Association provides that if we hold a meeting to approve a proposed business combination, any public shareholder that has redemption rights, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined under Section 13 of Exchange Act), will be restricted from (i) seeking redemption rights with respect to an aggregate of more than 10% of the subunits sold in the Public Offering (but only with respect to the amount over 10% of the subunits sold in the Public Offering) and (ii) voting with respect to an aggregate of more than 10% of the shares included in the subunits sold in the Public Offering. A group will be deemed to exist if (i) persons file or would be required to file a Schedule 13D or 13G indicating the presence of a group, or (ii) persons acknowledge to us, or otherwise make it known, that they are acting, or intend to act, as a group. We believe this restriction will discourage shareholders from accumulating large blocks of subunits in an attempt by such holders to use their redemption right as a means to force us or our management to purchase their subunits at a significant premium to the then current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than 10% of the subunits sold in the Public Offering could seek redemption, regardless of the merits of the transaction, if such holder’s subunits are not purchased by us or our management at a premium to the then current market price or on other undesirable terms. By limiting our shareholders’ ability to cause us to redeem the subunits sold in the Public Offering per shareholder or group, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders. However, this limitation also makes it easier for us to complete a business combination which is opposed by significant public shareholders.

In connection with a shareholder vote, we may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their subunit certificates to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit Withdrawal At Custodian) System, at the holder’s option, no later than the business day immediately preceding the consummation of the proposed business combination. The proxy solicitation materials that we will furnish to shareholders in connection with any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time we send out our proxy materials through the business day immediately preceding the consummation of the business combination to tender his subunits if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether he is a record holder or his subunits are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his subunits through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated. Accordingly, we will only require shareholders to deliver their certificate prior to the vote if we give shareholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the subunits or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their subunits prior to the meeting — the need to deliver subunits is a requirement of redemption regardless of the timing of when such delivery must be effectuated. Accordingly, this would not result in any increased cost to shareholders when compared to the traditional process.

Any request for redemption, once made, may be withdrawn at any time up to the business day prior to the consummation of the proposed business combination, unless the proxy materials specify a different date. Furthermore, if a shareholder delivered his certificate for redemption and subsequently decided prior to the meeting date not to elect redemption, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to shareholders entitled to redeem their subunits who elect redemption will be distributed within 10 business days after completion of a business combination. Public shareholders who redeem their subunits into their share of the trust account still have the right to exercise any warrants they still hold outside of such subunit but will forfeit, without the receipt of any additional consideration, the portion of the warrant included in the subunit. Accordingly, an investor may have a disincentive to exercise redemption rights due to the loss of such portion of the warrants.

If our business combination is not consummated, we may continue to try to consummate a business combination with a different target until February 25, 2013 (assuming the period in which we need to consummate a business combination has been extended, as provided in our Amended and Restated Memorandum and Articles of Association). If the initial business combination is not consummated for any reason, then public shareholders who exercised their redemption rights would not be entitled to redeem their subunits into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public shareholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public shareholder. Public shareholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination is consummated.

Automatic Dissolution and Subsequent Liquidation of Trust Account if No Business Combination

Our Amended and Restated Memorandum and Articles of Association provides that we will continue in existence only until August 25, 2012 or February 25, 2013 if the period to complete our business combination has been extended. If we have not completed a business combination by such date, it will trigger our automatic dissolution. This has the same effect as if our board of directors and shareholders had formally voted to approve our winding up and dissolution and formally began a voluntary winding up procedure under the Companies Law. As a result, no vote would be required from our shareholders to commence such a voluntary winding up and dissolution. We view this provision terminating our corporate life by August 25, 2012 or February 25, 2013 if the period to complete our business combination has been extended as an obligation to our shareholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time. As mentioned above, under the Companies Law, in the case of a full voluntary liquidation procedure, a liquidator would give at least 21 days’ notice to creditors of his intention to make a distribution. We anticipate notifying the trustee of the trust account to begin liquidating the trust account promptly after the expiration of such 21-day period and anticipate it will take no more than 10 business days to effectuate the distribution of the assets thereof to all of our public shareholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Cayman Islands law to provide for claims of creditors). Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to their initial shares. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust fund. If such funds are insufficient, our initial shareholders have contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have contractually agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of the Public Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be as follows:

•
If we have not presented to public shareholders a proposed business combination by such time period, public shareholders shall be entitled to receive a full pro rata share of the trust account (which amount is initially anticipated to be approximately $5.96 per subunit).

•
If, and only if, prior to liquidation, we hold a shareholder vote to approve a proposed business combination and such proposed business combination ultimately was not approved, the public shareholders that voted against the last proposed business combination before liquidation or did not vote on such business combination shall be entitled to receive only a pro rata share of the trust account up to a maximum of $5.96 per subunit, and those public shareholders who voted for the proposed business combination and continued to hold their shares until liquidation shall be entitled to receive a full pro rata share of the trust account (which amount is initially anticipated to be approximately $5.96 per subunit).

Accordingly, if we seek shareholder approval prior to liquidating the trust and fail to complete a business combination within the required time periods, shareholders who do not vote or who vote against the proposed business combination will receive less consideration for their subunits than shareholders who vote in favor of the business combination to the extent that the full net pro rata portion of the trust account exceeds $5.96 per subunit.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public shareholders. Each of our initial shareholders have contractually agreed that if we liquidate the trust account prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds in the trust account are not reduced below $5.96 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. Accordingly, if a claim brought by a target business or vendor did not exceed the amount of funds available to us outside of the trust account or available to be released to us from interest earned on the trust account balance, our initial shareholders would not have any personal obligation to indemnify such claims as they would be paid from such available funds. However, if a claim exceeded such amounts, the only exceptions to the obligations of our initial shareholders to pay such claim would be if the party executed a valid and binding waiver agreement enforceable under law. We have questioned such individuals on their financial net worth and reviewed their financial information and believe they will be able to satisfy any indemnification obligations that may arise. However, we cannot assure you that they will be able to satisfy those obligations if they are required to do so. Furthermore, if they refused to satisfy their obligations, we would be required to bring a claim against them to enforce our indemnification rights. Furthermore, as our board cannot waive these indemnification obligations because it would be a breach of their fiduciary obligations, if they refused to satisfy their obligations, we would be required to bring a claim against them to enforce our indemnification rights. Accordingly, although such agreements are legally binding obligations on the part of our initial shareholders, as such individuals are residents of jurisdictions other than the Cayman Islands, we may have difficulty enforcing our rights under such agreements. Therefore, the actual per-share liquidation price could be less than $5.96, due to claims of creditors.

Our public shareholders will be entitled to receive funds from the trust account only in the event of the expiration of our existence and our automatic dissolution and subsequent liquidation or if they properly redeem their respective subunits for cash upon consummation of a business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account.

Additionally, in any liquidation proceedings of the company under Cayman Islands’ law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders the liquidation amounts payable to them. Furthermore, a liquidator of the company might seek to hold a shareholder liable to contribute to our estate to the extent of distributions received by them pursuant to the dissolution of the trust account beyond the date of dissolution of the trust account. Additionally, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims for having paid public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If we are unable to consummate a transaction, or have not executed a definitive agreement for a business combination, by August 25, 2012 or February 25, 2013 if the period to complete our business combination has been extended, upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, our initial shareholders have contractually agreed that if we liquidate prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds in the trust account are not reduced below $5.96 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, we believe the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public shareholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than $5.96.

Competition

In identifying, evaluating and selecting a target business, we may encounter competition from other entities having a business objective similar to ours. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Public Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. We will only have access to approximately $18 million in our trust account to consummate a business combination. Accordingly, if we locate a target business that is valued at substantially more than $17 million and the sellers of that target business wish to be paid in cash, we will be forced to obtain third party financing to complete such a transaction. There is no assurance that such financing will be available to us on terms acceptable to us or at all. Other blank check companies whose trust accounts are significantly larger than ours would not have the same problem in financing such a transaction. Accordingly, this inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. Furthermore, our ability to issue our securities in connection with any business combination would allow us to complete a business combination with a much larger target business. The following also may not be viewed favorably by certain target businesses:

•
our obligation to redeem for cash ordinary shares held by our public shareholders to such holders that exercise their redemption rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants and option, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive offices at 465 Brickell Avenue, #617, Miami, FL 33131. We pay $7,500 per month to Ray Shi Capital Group, LLC, an affiliate of Yiting Liu, one of our directors, Ye (Sophie) Tao, one of our directors and Wei Li, our Chief Executive Officer and one of our directors,  for this office space, administrative services and secretarial support. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have three (3) executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, it is our belief, based on our management’s prior transactional experience, that they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A.                   Risk Factors.

You should carefully consider the following risk factors and all other information contained in this Annual Report.  If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.  This Annual Report also contains forward-looking statements that involve risks and uncertainties.  There can be no assurance that actual results will not materially differ from expectations. Important factors could cause actual results to differ materially from those indicated by such forward-looking statements.

RISKS ASSOCIATED WITH OUR PROPOSED BUSINESS

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The report of our independent registered public accountants on our financial statements includes an explanatory paragraph stating that our ability to continue as a going concern is dependent on securing additional financing.  If the amount outside the trust account available for working capital is insufficient to pay our costs and expenses, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable, through loans or additional investments from our initial shareholders, officers, directors or third parties. None of our initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we do not have sufficient proceeds to fund our initial business combination and are unable to obtain additional financing, we may be required liquidate prior to consummating our initial business combination. Except for a small amount of interest income, we have no present revenue and will not generate any revenues or income until, at the earliest, after the consummation of a business combination. We do not know when or if a business combination will occur.  These factors raise substantial doubt about our ability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on a business combination, unless such vote is required by law.

We will either (i) seek shareholder approval of an initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their subunits or (ii) commence a pre-business combination tender offer pursuant to which our shareholders will be entitled to redeem their subunits for cash (and thereby avoid the need for a shareholder vote). The decision as to whether we will seek shareholder approval of a proposed business combination or will commence a pre-business combination tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding shares do not approve of the business combination we consummate.

We may not be able to complete a business combination within the required time frame, in which case our corporate existence would automatically cease and we would be forced to liquidate the trust account and our public shareholders may receive less than $5.96 and our warrants will expire worthless.

If we are unable to complete a business combination by August 25, 2012 (or February 25, 2013 if the period to consummate our business combination has been extended) from the closing of the Public Offering and are forced to liquidate, the per-subunit liquidation distribution may be less than $5.96, because of any claims that may be made against the trust account. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If we are unable to consummate a business combination, our public shareholders could be forced to wait until February 25, 2013 before receiving liquidation distributions.

We have until August 25, 2012 (or February 25, 2013 if the extension criteria described elsewhere in this annual report have been satisfied) in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought redemption of their shares. Only after the expiration of this full time period will public shareholders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until or after such date.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the Public Offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from the rules promulgated by the SEC to protect investors of blank check companies such as Rule 419 of the rules and regulations promulgated under the Exchange Act, or Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement with a target business having a fair value or net assets equal to at least 80% of the offering and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units were immediately tradable, we can complete a business combination with a target business having a fair value or net assets equal to or less than 80% of the offering proceeds, we will be entitled to withdraw interest earned on the funds held in the trust account prior to the completion of a business combination and we have a longer period of time to complete such a business combination than we would if we were subject to such rule.

Unlike many other blank check companies, we are not required to acquire a target business with a minimum fair value or net assets.

Unlike many other blank check companies, our target business is not required to have a minimum fair value or net asset value. This gives us a high degree of flexibility in our choice of a target business and could result in our acquiring a target business with a value significantly less that the amount we have in trust.

Because each unit includes a subunit and one half (½) of a warrant, the units may be worth less than units of other blank check companies.

Each unit includes one subunit, which includes one ordinary share and one-half (½) of a warrant, and one-half (½) of a warrant. This is different from securities of other similar blank check companies in which the units simply include one share and one warrant. This unit structure may cause our units to be worth less than units of other blank check companies whose units only include one share and one warrant. Furthermore, if holders seek to separate their units into subunits and warrants, they will have to own a number of units divisible by two at that time or they may lose one warrant that they could have otherwise been entitled to.

Public shareholders exercising their redemption rights with respect to the subunits included in the units held by them will forfeit the portion of warrants included in the subunits without the payment of any additional consideration.

Pursuant to our Amended and Restated Memorandum and Articles of Association, public shareholders will be entitled to redeem their subunits for a portion of the trust account if the business combination is consummated. Accordingly, the warrants included in the subunits are subject to forfeiture, without the payment of any additional consideration, if the holder elects to cause us to redeem the subunit of which the warrant forms a part. This is different than in other similarly structured blank check companies where a redeeming shareholder is able to keep any warrants he may still hold, whether included within a unit or held separately. Accordingly, holders of our subunits may have a disincentive to exercise their redemption rights because they will automatically forfeit the one-half (½) warrant included in the subunit. This may also have the effect of making it easier for us to consummate a business combination as shareholders may not wish to lose the value of the warrants included in the subunits.

Unlike other blank check companies, we allow up to one subunit less than 64.74% (as adjusted for repurchases through June 24, 2011 under our 10b5-1 plan)  of the subunits sold in the Public Offering to be redeemed. This higher threshold will make it easier for us to consummate a business combination with which you may not agree and could result in more money from the trust account being used to pay for redemptions than in other blank check companies, and very little money remaining in trust for the post-transaction company.

Each holder (other than the initial shareholders) of subunits will have the right to have his, her or its subunits redeemed by us for cash if the initial business combination is consummated. We will consummate the initial business combination only if public shareholders owning one subunit less than 64.74% (as adjusted for repurchases through June 24, 2011 under our 10b5-1 plan)  or less of the subunits sold in the Public Offering have exercised redemption rights on a cumulative basis; provided that in the case of a shareholder vote to approve a proposed business combination, a public shareholder, together with any affiliate of his or any person with whom he is acting in concert or as a “group” (as such term is defined in Sections 13(d) and 14(d) of the Exchange Act), will be restricted from seeking redemption with respect to more than 10% of the subunits sold in the Public Offering on a cumulative basis. In the past, many blank check companies have had redemption thresholds of between 19.99% and 39.99%, which makes it more difficult for such companies to consummate their initial business combination. Therefore, because we permit a larger number of shareholders to exercise their redemption rights, it will be easier for us to consummate an initial business combination with a target business in the face of strong shareholder dissent, and we have reduced the likelihood that a small group of investors holding a large block of our subunits will stop us from completing a business combination that is otherwise favored by our public shareholders. Depending on the number of subunits that are redeemed in connection with our initial business combination, we may have very little money in our trust account with which to consummate our initial business combination, which may result in our having to obtain additional financing to consummate our initial business combination, result in less money being available for use as working capital post business combination, or result in our failure to consummate an initial business combination.

The liquidity of our securities in the open market may be reduced due to our ability to use funds held in trust to purchase up to 50% of the subunits sold in the Public Offering.

Pursuant to our Amended and Restated Memorandum and Articles of Association, there can be released to us from the trust account amounts necessary to purchase up to 50% of the subunits sold in the Public Offering, or 1,581,250 subunits, at any time commencing April 19, 2011 and ending on the date on which we announce an initial business combination. Additionally, we may redeem up to one subunit less than 64.74% (as adjusted for repurchases through June 24, 2011 under our 10b5-1 plan) of the subunits issued in the Public Offering, provided, however, that if we have exercised our right to purchase up to 50% of the subunits sold in the Public Offering, the redemption threshold will be reduced in direct proportion to the percentage of subunits purchased by us. In this event, we would disclose the number of subunits purchased by us and the revised redemption threshold in the materials distributed to our shareholders in connection with any vote to approve a business combination. Purchases or redemptions of our subunits would result in significantly fewer public shares issued and outstanding and which would in turn significantly reduce the liquidity of our securities, including our public shares that are not redeemed.  As of June 24, 2011, we have repurchased 200,100 subunits according to our 10b5-1 plan.

Because we are incorporated under the laws of the Cayman Islands and because some of our directors and officers reside outside of the United States, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are a company incorporated under the laws of the Cayman Islands, and substantially all of our assets will be located outside the United States. In addition, all three of our officers and directors are citizens of the PRC, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our Amended and Restated Memorandum and Articles of Association, the Companies Law and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

The Cayman Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

•	to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

We may issue shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 50,000,000 ordinary shares, par value $0.001 per share, and 5,000,000 preferred shares, par value $0.001 per share. There are 40,191,669 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and adjusted for subunits repurchased through June 24, 2011 in accordance with our 10b5-1 plan). Although we currently have no commitment to do so, we may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary and preferred shares, to complete a business combination. The issuance of additional ordinary or preferred shares:

•	may significantly reduce the equity interest of our investors;

•	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

•
may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, provided, however, that in this instance we would own more than 50% of the voting securities of the target business, but the public shareholders would own less than a majority of the voting securities of the surviving entity; and

•	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If the net proceeds of the Public Offering not being held in trust are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Our estimates are also based on the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, or if the amounts not held in the trust account are insufficient to pay our costs and expenses, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable, through loans or additional investments from our initial shareholders, officers, directors or third parties. None of our initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we do not have sufficient proceeds to fund our initial business combination and are unable to obtain additional financing, we may be required liquidate prior to consummating our initial business combination.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete an initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds from the Public Offering, approximately $109,000 was made available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital that we will need to identify one or more target businesses and to consummate our initial business combination, as well as to pay any tax obligations that we may owe. Although we do not know the exact rate of interest to be earned on the trust account, we believe that the recent historical interest rates of U.S. Treasury Bills with less than six months maturities are indicative of the interest to be earned on the funds in the trust account. According to the Federal Reserve Statistical Release dated June 27, 2011, which appears on the Federal Reserve website, U.S. Treasury Bills with four week, three month and six month maturities were approximately yielding, as of the week ended June 24, 2011, 0.01%, 0.02% and 0.09% per annum, respectively. While we cannot assure you the balance of the trust account will be invested to yield these rates, we believe such rates are representative of those we may receive on the balance of the trust account. If there is a decline in interest rates we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial shareholders, officers or directors to operate or may be forced to liquidate our trust account. Our initial shareholders, officers or directors are under no obligation to advance funds in such circumstances.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business, the due diligence process and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction, including any costs incurred in connection with our due diligence on the target business, likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control such as that public shareholders representing 64.74% (as adjusted for repurchases through June 24, 2011 under our 10b5-1 plan)  or more of our subunits issued in the Public Offering opt to have us redeem their subunits into a pro rata share of the trust account. Any such event will result in us having fewer resources for subsequent attempts to locate and acquire or merge with another business.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than $5.96.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate the trust account before the completion of a business combination and distribute the proceeds held therein to our public shareholders, our initial shareholders have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced below $5.96 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that they may not be able to meet such obligation. Therefore, the per-share distribution from the trust account may be less than $5.96 due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return $5.96 to our public shareholders.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our Amended and Restated Memorandum and Articles of Association provides that we will continue in existence only until eighteen months from the closing of the Public Offering, or twenty-four months if the period to complete our business combination has been extended. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and dissolving. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. In such a situation under the Companies Law, a liquidator would give at least 21 days’ notice to creditors of his intention to make a distribution by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the Cayman Islands Official Gazette, although in practice this notice requirement need not necessarily delay the distribution of assets as the liquidator may be satisfied that no creditors would be adversely affected as a consequence of a distribution before this time period has expired. As soon as the affairs of the company are fully wound-up, the liquidator must lay his final report and accounts before a final general meeting which must be called by a public notice at least one month before it takes place. After the final meeting, the liquidator must make a return to the Registrar confirming the date on which the meeting was held and three months after the date of such filing the company is dissolved. In the case of a full voluntary liquidation procedure, any liability of shareholders with respect to a liquidating distribution would be barred if creditors miss the deadline for submitting claims. However, it is our intention to liquidate the trust account to our public shareholders as soon as reasonably possible and our directors and officers have agreed to take any such action necessary to dissolve our company and liquidate the trust account as soon as reasonably practicable if we do not complete a business combination within the required time periods. Pursuant to our Amended and Restated Memorandum and Articles of Association, failure to consummate a business combination within eighteen months from the closing of the Public Offering, or twenty-four months if the period to complete our business combination has been extended, will trigger an automatic winding up of the company. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them pursuant to such process and any liability of our shareholders may extend beyond the date of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us.

If we are unable to consummate a transaction within the required time periods, upon notice from us, the trustee of the trust account will distribute the amount in our trust account to our public shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, our initial shareholders have agreed that they will be liable to ensure that the proceeds in the trust account are not reduced below $5.96 per subunit by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of KYD15,000 (approximately US$18,000) and to imprisonment for five years in the Cayman Islands.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable on a cash basis and we will not be obligated to issue registered ordinary shares unless the ordinary shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of ordinary shares by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of ordinary shares upon exercise of the warrant and the holder will be precluded from exercising the warrant. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the ordinary shares issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrants will be exercisable on a cash basis and we will not be obligated to issue registered ordinary shares unless at the time such holder seeks to exercise such warrant, a prospectus relating to the ordinary shares issuable upon exercise of the warrant is current and the ordinary shares have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the ordinary shares issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the ordinary shares issuable upon the exercise of the warrants is not current or if the ordinary shares are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants held by public shareholders may have no value, the market for such warrants may be limited and such warrants may expire worthless.

We may amend the terms of the warrants that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company as warrant agent and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in an adverse way to a holder if a majority of the holders approve of such amendment.

Following the business combination we may discover or otherwise become aware of adverse information regarding our acquired business, and we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

We intend to conduct background checks, as well as legal, financial and business due diligence investigations for any business we consider. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to discover or identify material issues relating to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers, directors and their affiliates may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our directors, officers or their affiliates has been or currently is a principal of, or affiliated or associated with, a blank check company. However, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Furthermore, the officer or director who determines to present the target to another entity may not be held liable to us under Cayman Islands law.

All of our officers and directors own ordinary shares issued prior to the offering and own warrants following the Public Offering. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own our ordinary shares that were issued prior to the Public Offering. Additionally, they have purchased 1,500,000 warrant offering warrants. Such individuals have waived their right to redeem their initial shares or any other shares purchased in the Public Offering or thereafter, or to receive distributions with respect to their initial shares upon the liquidation of the trust account if we are unable to consummate a business combination. Accordingly, the shares acquired prior to the Public Offering, as well as the warrant offering warrants and any warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

If our ordinary shares become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our ordinary shares have a market price per share of less than $5.00, transactions in our ordinary shares may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our ordinary shares become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We may only be able to complete one business combination with the proceeds of the Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely that we will be able to acquire only a single business with the funds in trust. By consummating a business combination with only a single business, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Unlike other similarly structured blank check companies, under certain circumstances we are required to withdraw trust account proceeds to purchase our subunits. This may have the effect of making it easier for us to complete our initial business combination.

Unlike other similarly structured blank check companies, we are required to withdraw trust account proceeds to purchase subunits pursuant to a Rule 10b5-1 Trading Plan entered into with Morgan Stanley Smith Barney, LLC. As there would be fewer subunits outstanding following such purchases, the number of shares that would be required to be voted (if a shareholder vote were held) in favor of any potential business combination for such transaction to be approved would be reduced. The foregoing may have the effect of making it easier for us to complete our initial business combination. Furthermore, if our business combination requires us to use substantially all of our cash to pay the purchase price, we may be required to seek additional financing in order to complete the business combination. Moreover, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if we purchase up to the maximum number of subunits we may purchase using trust account proceeds and a significant number of holders exercise their redemption rights, we will have less cash available to use toward consummating our business combination and furthering our business plans following a business combination and may need to arrange third party financing.

The ability of our shareholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

In connection with a proposed business combination, we will offer each public shareholder (but not our initial shareholders) the right to have his, her or its subunits redeemed for a pro rata share of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many shareholders may exercise such redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

If we hold a shareholder vote to approve the business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek redemption of his subunits.

If we seek shareholder approval of any business combination, each public shareholder (but not our initial shareholders) will have the right to vote in favor of such business combination and to still seek to have his, her or its subunits redeemed for cash for a full pro rata share of the trust account, while those voting against the business combination will only be entitled to receive a maximum of $5.96 per subunit. Accordingly, if we seek shareholder approval, redeeming shareholders voting against the proposed business combination will receive less consideration for their redeemed subunits than redeeming shareholders who vote in favor of the business combination to the extent that the full net pro rata portion of the trust account exceeds $5.96 per subunit. If we hold a shareholder vote, we may proceed with a business combination only if (i) holders of a majority of our outstanding shares approve the business combination and (ii) public shareholders owning less than 64.74% (as adjusted for repurchases through June 24, 2011 under our 10b5-1 plan)  of the total number of subunits sold in the Public Offering exercise their redemption rights, regardless of whether they vote for or against the proposed business combination. Accordingly, public shareholders owning up to one subunit less than 64.74% of the subunits sold in the Public Offering may exercise their redemption rights and we could still consummate a proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. Furthermore, our redemption threshold at 64.74% is significantly higher than the more typical threshold of between 19.99% and 39.99% and further allows holders of our ordinary shares the right to vote in favor of our business combination and elect to redeem their shares. This higher threshold and the ability to seek redemption while voting in favor of our proposed business combination (and to receive a greater redemption amount if voting in favor of a business combination) may make it more likely that we will consummate a business combination. Notwithstanding the foregoing, if we have exercised our right to purchase up to 50% of the subunits sold in the Public Offering, the redemption threshold discussed above will be reduced in direct proportion to the percentage of subunits purchased by us.

Public shareholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group” with, may be restricted from seeking redemption rights with respect to more than 10% of the subunits sold in the Public Offering.

If we seek shareholder approval of any business combination, we will offer each public shareholder (but not our existing shareholders) the right to have his, her, or its subunits redeemed for cash. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking redemption rights with respect to more than 10% of the subunits sold in the Public Offering. Accordingly, if you beneficially own more than 10% of the subunits sold in the Public Offering and a proposed business combination is approved, you will not be able to seek redemption rights with respect to the full amount of your subunits and may be forced to hold such additional subunits or sell them in the open market. We cannot assure you that the value of such additional subunits will appreciate over time following a business combination or that the market price of our subunits will exceed the redemption price.

If we hold a shareholder vote to approve the business combination, public shareholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group” with, will be restricted from exercising voting rights with respect to more than 10% of the shares sold in the Public Offering.

Pursuant to our Amended and Restated Memorandum and Articles of Association, in the event that we are required to seek shareholder approval before we effect any initial business combination, without our prior written consent, no public shareholder, whether acting singly or with any affiliate or other person acting in concert or as a “group,” shall be permitted to exercise voting rights on any proposal submitted for consideration at a meeting relating to a proposed business combination with respect to more than 10% of the shares sold in the Public Offering. Accordingly, if you hold more than 10% of the shares sold in the Public Offering, you will be restricted from exercising voting rights with respect to any Excess Shares and such Excess Shares will remain outstanding following consummation of such business combination. We cannot assure you that the value of such Excess Shares will appreciate over time following a business combination or that the market price of our ordinary shares will exceed the per-share redemption price.

We may require shareholders who wish to redeem their subunits in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We may require public shareholders who wish to redeem their subunits to either tender their certificates to our transfer agent at any time prior to the business day immediately preceding the consummation of our business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s, or DTC, DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for shareholders to deliver their subunits, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their subunits.

If we require public shareholders who wish to redeem their subunits in connection with a proposed business combination to comply with specific requirements for redemption described above, such redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not consummated.

If we require public shareholders who wish to redeem their subunits in connection with the proposed business combination to comply with specific requirements for redemption as described above and such proposed business combination is not consummated, we will promptly return such certificates to the public shareholders. Accordingly, investors who attempted to redeem their subunits in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our subunits may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

We may use funds in our trust account to purchase, directly or indirectly, subunits from holders thereof who have indicated an intention to vote against such proposed business combination, in the event such a vote is held, and/or redeem their shares.

If holders of subunits sold in the Public Offering indicate an intention to vote against a proposed business combination, in the event such a vote is held, and/or seek redemption of their subunits into cash, we may privately negotiate arrangements to provide for the purchase of such subunits at the closing of the business combination using funds held in the trust account. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our ordinary shares outstanding vote in favor of a proposed business combination, in the event such a vote is held, and that holders of fewer than 64.74% (as adjusted for repurchases through June 24, 2011 under our 10b5-1 plan)  of the total number of subunits sold in the Public Offering demand redemption of their subunits into cash where it appears that such requirements would otherwise not be met. Although we do not intend to pay a premium for subunits purchased in connection with any arrangement described above, in the event that we do determine to pay a premium for such subunits, we will only do so if our board of directors determines that it is in the best interests of our security-holders. The remaining security-holders may experience a reduction in book value per subunit compared to what the book value would have been if the subunits had been tendered. In the event that we were to purchase subunits pursuant to an arrangement described above, we would disclose the terms of such arrangements in a press release and/or on a Current Report on Form 8-K on the next business day after the date of the transaction, and, to the extent possible, at least two business days prior to the vote on the business combination (or the completion of the tender offer). If, however, we are coming to a deadline that cannot be moved (for example, the end of our existence or the drop-dead date in a business combination), we may not be able to release such information publicly two business days prior to the business combination and still complete the business combination, and such lesser notification period may not provide sufficient time for a security-holder to elect to redeem its securities or change its vote with respect to the business combination. This may result in the approval of a business combination that may not otherwise have been possible. Additionally, as a consequence of such purchases,

•	the funds in our trust account that are so used will not be available to us after the merger; and

•
the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

Identifying, executing and realizing attractive returns on business combinations is highly competitive and involves a high degree of uncertainty. We expect to encounter intense competition for potential target businesses from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the Public Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition,

•	the redemption of subunits held by our public shareholders into cash may reduce the resources available to us to fund our initial business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Public Offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Public Offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem for cash a significant number of shares from dissenting shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

Our initial shareholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our initial shareholders, including all of our officers and directors, collectively own 21% of our issued and outstanding ordinary shares. None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase any units or subunits from persons in the open market or in private transactions. However, if, and only if, a vote is held to approve a business combination and a significant number of shareholders vote, or indicate an intention to vote, against a proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Additionally, if we purchase subunits sold in the Public Offering as indicated elsewhere in this annual report, such 21% block could represent as much as 33.3% depending on the number of subunits we ultimately purchase. In connection with any vote to approve a proposed business combination, if any, our initial shareholders have agreed to vote any shares they own in favor of our proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no requirement under the Companies Law for a Cayman Islands company to hold annual or general meetings or elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, nor are there any remedies available to shareholders in the event that we do not hold such a meeting or election. As a result, it is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and option may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We issued public warrants to purchase 3,162,500 ordinary shares as part of the units offered in our Public Offering and 2,642,856 Warrant Offering Warrants to purchase 2,642,856 ordinary shares. We also issued an option to purchase 175,000 units to the underwriter which, if exercised, will result in the issuance of 175,000 ordinary shares and 175,000 warrants. To the extent we issue ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

We may redeem the warrants at a time that is not beneficial to public investors.

We may call the public warrants for redemption at any time after the redemption criteria described elsewhere in this annual report have been satisfied. If we call the public warrants for redemption, public shareholders may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

Our management’s ability to require holders of our warrants to exercise such warrants on a “cashless basis” will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this annual report have been satisfied, our management will have the option to require holders to exercise their warrants on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a “cashless basis”, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our securities and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the warrant offering warrants are entitled to demand that we register the resale of their warrants and underlying ordinary shares at any time after we consummate a business combination. If such persons exercise their registration rights with respect to all of their securities, then there will be an additional 790,625 ordinary shares and 2,642,856 warrants (as well as the ordinary shares underlying the warrants) eligible for trading in the public market. The presence of these additional ordinary shares trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940, because the proceeds held in trust must be invested by the trustee only in cash or United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

We may not obtain an opinion from an unaffiliated third party as to the fairness of the transaction to our shareholders.

We are not required to obtain an opinion from an unaffiliated third party that the price we are paying is fair to our public shareholders from a financial point of view unless we seek to (i) acquire an entity with which our officers or directors, through their other business activities, had acquisition or investment discussions in the past; (ii) consummate an initial business combination with an entity which is, or has been within the past five years, affiliated with any of our officers, directors, initial shareholders or their affiliates, including an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with such individuals; or (iii) enter into a business combination where we acquire less than 100% of a target business and any of our officers, directors, initial shareholders or their affiliates acquire the remaining portion of such target business. If no opinion is obtained, our public shareholders will be relying solely on the judgment of our board of directors.

Our executive officers’, directors’ and initial shareholders’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for an initial business combination and in the public shareholders’ best interest.

Unless we consummate our initial business combination, our officers, directors and initial shareholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of our working capital. Our officers, directors and initial shareholders may, as part of any business combination, negotiate the repayment of some or all of any such expenses. If the target business’s owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers, directors and initial shareholders or their affiliates could influence our officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the shareholders’ best interest.

An active trading market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to our reports of operating losses, one or more potential business combinations, the filing of periodic reports with the SEC, if any, and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained. The absence of an active trading market for our securities will likely have an adverse effect on the price of our securities.

There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

We may qualify as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

In general, we will be treated as a PFIC for any taxable year in which either (1) at least 75% of our gross income (looking through certain 25% or more-owned corporate subsidiaries) is passive income or (2) at least 50% of the average value of our assets (looking through certain 25% or more-owned corporate subsidiaries) is attributable to assets that produce, or are held for the production of, passive income. Passive income generally includes, without limitation, dividends, interest, rents, royalties, and gains from the disposition of passive assets. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our securities, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year may depend on whether we qualify for the PFIC start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (or after the end of the start-up period, if later). Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

An investment in us may involve adverse U.S. federal income tax consequences because the redemption price per subunit is greater than an investor’s initial tax basis in a subunit.

Although we intend to take a contrary position, if our subunits are not viewed as participating in our corporate growth (i.e. our future earnings or increases in our net asset value) to any significant extent (other than by reason of any “conversion” feature) due to our limited potential for corporate growth prior to a business combination, there is a risk that an investor’s entitlement to receive payments upon a redemption of its subunits in excess of the investor’s initial tax basis in its subunits will result in constructive income to the investor. This could affect the timing and character of income recognition and result in U.S. federal income tax liability to the investor without the investor’s receipt of cash from us. Prospective investors are urged to consult their own tax advisors with respect to these tax risks, as well as the specific tax consequences to them of purchasing, holding or disposing of our securities.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

No salary or other compensation will be paid to our directors for services rendered by them on our behalf prior to or in connection with a business combination. However, under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors own shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf (such as identifying potential target businesses and performing due diligence on suitable business combinations), state securities administrators could argue that all of such individuals are not “independent” as that term is commonly used. If this were the case, they would take the position that we would not have the benefit of any independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations, and a material adverse effect on the price of the stock held by the public shareholders. In addition, we will not have an independent audit committee. As such, and because none of our directors may be deemed “independent,” we may not have the benefit of an independent body examining the propriety of expenses incurred on our behalf that are subject to reimbursement (as discussed above).

RISKS ASSOCIATED WITH ACQUIRING AND OPERATING A TARGET BUSINESS IN THE PRC

If we acquire control of a target business through contractual arrangements with one or more operating businesses in the PRC, such contracts may not be as effective in providing operational control as direct ownership of such business and may be difficult to enforce.

We will only acquire a business or businesses that, upon the consummation of our initial business combination, will be our majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of an investment company by Section 3(c)(1) or 3(c)(7) of the Investment Company Act. However, the PRC government has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including, for example, certain aspects of telecommunications, food production, and heavy equipment manufacturers.

In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous brand names” or “well-established brand names.” Subject to the review and approval requirements of the relevant agencies for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in the operating company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of local parties who would be our nominees and, therefore, may exempt the transaction from certain regulations, including the application process required thereunder. However, since there has been limited implementation guidance provided with respect to such regulations, the relevant government agency might apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made or that our potential future target businesses are otherwise in violation of local laws or regulations, consequences may include confiscating relevant income and levying fines and other penalties, revoking business and other licenses, requiring restructure of ownership or operations, requiring discontinuation or restriction of the operations of any portion or all of the acquired business, restricting or prohibiting our use of the proceeds of the Public Offering to finance our businesses and operations and imposing conditions or requirements with which we or potential future target businesses may not be able to comply.

These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under local laws and regulations. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under local law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.

Under the laws of the PRC, arrangements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local law, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment.

In the event that sellers of an entity we acquire failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay such taxes.

In the event that in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.

If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located in the PRC, the laws of the PRC will govern almost all of the material agreements relating to its operations, including any contractual arrangements through which we acquire control of target business as described above. We cannot assure you that we or the target business will be able to enforce any of its material agreements or that remedies will be available in the PRC. The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. In addition, the judiciary of the PRC is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. In addition, to the extent that our target business’ material agreements are with governmental agencies in the PRC, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If, due to restrictions on foreign investment in local entities, we acquire a business through the use of contractual arrangements and the PRC government determines that such contractual arrangements do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations in the PRC change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

The PRC government currently prohibits or restricts foreign ownership in certain “important industries,” including telecommunications, food production and heavy equipment. Because of these restrictions, foreign investors often acquire control of local business through the use of contractual arrangements pursuant to which they effectively control the local business. There are uncertainties as to whether such contractual arrangements comply with the regulations prohibiting or restricting foreign ownership in certain industries. In addition, even if such arrangements are not in violation of current regulations, such regulations are subject to change in the future and may be broadened to further restrict ownership by foreign investors in new industries or of companies with “famous brand names” or “well-established brand names.”

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations with respect to foreign investment in local entities (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

•	revoke the business and operating licenses of the potential future target business;

•	confiscate relevant income and impose fines and other penalties;

•	discontinue or restrict the operations of the potential future target business;

•	require us or potential future target business to restructure the relevant ownership structure or operations;

•	restrict or prohibit our use of the proceeds of the Public Offering to finance our businesses and operations in the relevant jurisdiction;

•	impose conditions or requirements with which we or potential future target business may not be able to comply; or

•	require us to discontinue a portion or all of our business.

The imposition of any of the above penalties could result in a material and adverse effect on our ability to conduct our business as well as our financial situation and we might be forced to relinquish our interests in operations.

If we acquire control of a target business through contractual arrangements with one or more operating businesses in the PRC, all of our revenues will be generated through such operating business, and we would rely on payments made by the operating business to our wholly-owned subsidiary, pursuant to contractual arrangements to transfer any such revenues to us, or to our wholly-owned subsidiary. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may materially and adversely affect our business and our ability to pay dividends to our shareholders.

If we acquire control of a target business through contractual arrangements with one or more operating businesses in the PRC, we would conduct substantially all of our operations through that operating business, which would generate all of our revenues. As that operating business would not be directly owned by us, it would not able to make dividend payments to us. Instead, we would have a wholly-owned subsidiary in China, which will enter into a number of contracts with operating business, pursuant to which the operating business would pay our wholly-owned subsidiary for certain services that the wholly-owned subsidiary would provide to the operating company. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes at different rates, including business taxes and VAT, which effectively reduce the payments that our wholly-owned subsidiary may receive from the operating business. We cannot assure you that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payments or increases in the applicable tax rates may materially and adversely affect our ability to receive payments from the operating business or the amount of such payments, and may in turn materially and adversely affect our business, our net income and our ability to pay dividends to our shareholders.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to the PRC’s rules and regulations on currency redemption. In the PRC, SAFE regulates the redemption of the Renminbi into foreign currencies. Currently, FIEs are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Under the PRC laws, FIE refers to a company incorporated in China with investments from non-PRC enterprises, organizations or individuals. The “FIEs” include the Sino-foreign equity joint venture (“EJV”), Sino-foreign cooperative joint venture (“CJV”) and wholly foreign-owned enterprise (“WFOE”) as regulated respectively by the Sino-foreign Equity Joint Venture Law (1979), as amended, the Sino-foreign Cooperative Joint Venture Law (1988), as amended, and the Wholly Foreign-Owned Enterprise Law (1986), as amended. Both the EJV and CJV are established with investments from PRC enterprises, organizations or individuals and non-PRC enterprises, organizations or individuals. The WFOE is established with investments solely from non-PRC enterprises, organizations or individuals. Both the EJV and the WFOE are limited liability companies, and a CJV is also usually a limited liability company unless contractual parties determine otherwise. Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, FIEs are allowed to open foreign currency accounts including a “current account” and “capital account.” Currency redemption within the scope of the “current account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE, but such transactions are subject to the consent of banks which are authorized by the SAFE to review “current account” currency transactions, and it is possible that such banks would not consent to our making such payments. However, redemption of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. For example, we would require the approval of SAFE to pay off debt generated outside the PRC or to pay for capital expenditures outside the PRC. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

On August 29, 2008, SAFE promulgated a notice, or Circular 142, regulating the redemption by a foreign-invested enterprise of foreign currency into Renminbi by restricting how the converted Renminbi may be used. Circular 142 requires that the registered capital of a foreign-invested enterprise settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested enterprise settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used for purposes within the foreign-invested enterprise’s approved business scope. Violations of Circular 142 will result in severe penalties, including substantial fines as set forth in the PRC Foreign Exchange Administration Regulations.

If relations between the United States and the PRC deteriorate, it could cause potential target businesses or their goods or services to become less attractive.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in China and changes in the state of relations with the United States are difficult to predict and could cause potential target businesses or their goods and services to become less attractive, resulting in it being less likely that we consummate a business combination. Because we are not limited to any specific industry, there is no basis for investors in the Public Offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and the PRC.

As a result of the M&A Rules, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On August 8, 2006, the PRC’s Ministry of Commerce (“MOFCOM”), together with several other government agencies, promulgated the Provision on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which took effect on September 8, 2006 and was amended on June 22, 2009, to more effectively regulate foreign investment in PRC domestic enterprises. The M&A Rules established, among other things, additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming, complex and uncertain, including but not limited to, the requirement in some instances that the approval of MOFCOM be obtained in advance when a foreign investor acquires equity or assets of a PRC domestic enterprise. Depending on the structure of the transaction, the M&A Rules will require the Chinese parties to make a series of applications and supplemental applications to the competent government agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the government agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and credit certification of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. Moreover, acquisitions of Chinese domestic companies relating to “important industries” or affecting the national economic security or resulting in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names” must be reported and approved by MOFCOM and other relevant agencies. The M&A Rules also require offshore special purpose vehicles, or SPVs, formed for the purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals to obtain the approval of the China Securities Regulation Commission prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

We are a blank check company formed to acquire one or more operating businesses through a merger, capital stock exchange, asset acquisition, stock purchase or similar business combination. Although our Amended and Restated Memorandum and Articles of Association do not limit us to a particular geographic region, we intend to focus on operating businesses with primary operations in the PRC. When we evaluate a potential transaction in the PRC, we will consider the need to comply with these regulations which may result in our modifying or not pursuing a particular transaction. It is expected that compliance with the M&A Rules will be more time consuming than in the past, will be more costly and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, the potential transaction in the PRC may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process, to the extent such approval is required under PRC law, and may not be completed even if approved. In extreme cases, the authorities could suspend or revoke the business license of the Chinese entities and cause an unwinding of the transaction. If the transaction was unwound, the consideration paid to the target business might be returned to us and we would then be forced to either attempt to complete a new business combination if it was prior to 24 months (assuming the period in which we need to consummate a business combination has been extended, as provided in our Amended and Restated Memorandum and Articles of Association) from the consummation of the Public Offering or we would be required to return any amounts which were held in the trust account to our shareholders.

The M&A Rules set forth many requirements that have to be followed, but there are still many ambiguities in the meaning of many provisions. Although further regulations are anticipated in the future, until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations. Moreover, the ambiguities give the regulators wide latitude in the enforcement of the regulations and the transactions to which they may or may not apply. Therefore, we cannot predict the extent to which the regulations will apply to a transaction, and therefore, there may be uncertainty in whether or not a transaction will be completed until the approval process is under way or until the preliminary approvals are obtained.

Because the M&A Rules permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The M&A Rules have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies through submissions of an appraisal report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The M&A Rules require that in certain transaction structures, the consideration must be paid within strict time periods. Because the Chinese authorities have been unhappy with offshore flips which converted domestic companies into FIEs in order to take advantage of certain benefits, including reduced taxation, in the PRC, the M&A Rules require foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the M&A Rules will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited with respect to the acquisitions among related parties. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders interests in an acquisition of a Chinese business or assets.

Compliance with the PRC Antitrust Law may limit our ability to effect a business combination.

The PRC Antitrust Law was promulgated on August 30, 2007 and became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (i) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (ii) abuse of dominant market position by business operators; and (iii) concentration of business operators that may have the effect of precluding or impeding competition. The concentration of business operators refers to (i) merger with other business operators; (ii) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (iii) gaining control over other business operators through exerting influence on other business operators through contracts or other means. We are a blank check company formed to acquire one or more operating businesses through a merger, capital stock exchange, asset acquisition, stock purchase or similar business combination. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination if it was prior to 24 months (assuming the period in which we need to consummate a business combination has been extended, as provided in our Amended and Restated Memorandum and Articles of Association) from the consummation of the Public Offering or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination transaction, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

The MIIT issued regulations that regulate and limit ownership and investment in internet and other value-added telecommunications businesses in the PRC, which may limit the type of businesses we will be able to acquire.

On July 13, 2006, the PRC’s Ministry of Information Industry (now known as the Ministry of Industry and Information Technology, or MIIT), issued a notice with the purpose of increasing the regulation of foreign investment in and operations of value added telecom services which includes internet and telecommunications businesses in the PRC. The regulations require Chinese entities to own and control the following: (i) internet domain names, (ii) registered trademarks, and (iii) servers and other infrastructure equipment used to host and operate web-sites and conduct business. The ownership requirements functionally limit foreign direct and indirect ownership and control of the intellectual property of these businesses even when attempted through various parallel control, licensing, use and management agreements. It is anticipated that these regulations will be strictly enforced, and it is provided that such regulations apply retroactively and provide for audit procedures. The failure to comply may cause the MIIT to terminate a telecommunications license. Any anticipated foreign investment in such businesses will be subject to prior approval by the MIIT, and it is expected that approval for investment may not be easily obtained for foreign investment in these businesses unless in strict compliance. Therefore, investment by us in this sector may not be actively pursued because certain assets may not be acquirable and accounting consolidation may be restricted or not permitted.

The recent global economic and financial market crisis has had and may continue to have a negative effect on the economy of the PRC, and could impair our profitability following consummation of a business combination.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, in the PRC and other parts of the world. This global economic and financial market crisis may impair our profitability following a business combination. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed, which could materially and adversely impact our profitability following a business combination.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Imposition of similar restrictions may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a material and adverse impact on our profitability.

Any devaluation of currencies used in the PRC could negatively impact our target business’ results of operations and any appreciation thereof could cause the cost of a target business as measured in dollars to increase.

Because our objective is to complete a business combination with a target business likely to have its primary operating facilities located in the PRC, and because substantially all revenues and income following a business combination would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. To the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Renminbi we convert would be reduced. The redemption of Renminbi into foreign currencies such as the United States dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Historically, the PRC “pegged” its currency to the United States dollar. This meant that each unit of Chinese currency had a set ratio for which it could be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. Many countries argued that this system of keeping the Chinese currency low when compared to other countries gave Chinese companies an unfair price advantage over foreign companies. Due to mounting pressure from other countries, the PRC recently reformed its economic policies and adopted a floating rate with respect to the Renminbi. Since July 21, 2005, the Renminbi has been pegged to a basket of currencies and permitted to fluctuate within a managed band. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could cause the cost of a target business as measured in dollars to increase. Further, target companies may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that a target business with which we consummate a business combination will be able to compete effectively with the new policies in place.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely effect our ability to acquire PRC companies.

SAFE issued a public notice on October 21, 2005 titled “Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Return Investments via Overseas Special Purpose Vehicles,” or Circular 75, requiring PRC residents, including both legal persons and natural persons, to register with an appropriate local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising fund from overseas. When a PRC resident contributes the assets or equity interests it holds in a PRC company into the offshore special purpose company, or engages in overseas financing after contributing such assets or equity interests into the offshore special purpose company, such PRC resident shall modify its SAFE registration in light of its interest in the offshore special purpose company and any change thereof. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, long-term equity investment or creation of any security interest. Failure to comply with the above SAFE registration could result in liabilities under PRC laws for evasion of foreign exchange restrictions. For instance, PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to an offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into such PRC subsidiaries. We are committed to complying with the relevant rules. As a result of the foregoing, we cannot assure you that we or the owners of the target business we intend to acquire, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination. This may restrict our ability to implement our business combination strategy and adversely affect our operations.

Because any target business with which we attempt to complete a business combination may be required to provide our shareholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

In connection with providing our shareholders with their redemption rights pursuant to our Amended and Restated Memorandum and Articles of Association in connection with a business combination, we will provide our public shareholders with a prospectus/proxy solicitation or tender offer materials which include information regarding a proposed target company substantially similar to that which would be required in accordance with requirements of United States Federal securities laws in connection with a proxy solicitation, including certain financial statements that are prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements that have been prepared with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards, we may not be able to complete a business combination with that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may complete a business combination. Furthermore, to the extent that we seek to acquire a target business that does not have financial statements prepared in accordance with United States generally accepted accounting principles, it could make it more difficult for our management to analyze such target business. It could also delay our preparation of our proxy materials or tender offer materials that we will send to shareholders relating to the proposed business combination with such a target business, thereby making it more difficult for us to consummate such a business combination.

If we consummate a business combination with a PRC subsidiary, our operating company in the PRC may be subject to restrictions on dividend payments.

If we consummate a business combination with a PRC subsidiary, we will rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in the PRC would permit an operating company in the PRC to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, an operating company as a wholly foreign-owned enterprise in the PRC will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such reserve account may not be distributed as cash dividends. In addition, if an operating company in the PRC incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

The PRC government has enacted a law on enterprise income tax, and as it implements this law the tax and fee benefits provided to foreign investors and companies to encourage development within the country may be reduced or removed, resulting in expenses which may impact margins and net income.

On March 16, 2007, the PRC’s National People’s Congress approved and promulgated the PRC Enterprise Income Tax Law (the “EIT Law”). The EIT Law took effect on January 1, 2008. Under the EIT Law, foreign investment enterprises, or FIEs, and domestic companies are subject to a uniform tax rate of 25%. The EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations. On December 26, 2007, the PRC State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the EIT Law, the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, and 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate was changed to 25% from January 1, 2008. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the EIT Law. While the EIT Law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government, whether FIEs or domestic companies. According to the EIT Law, entities that qualify as high-technology companies especially supported by the PRC government are expected to benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. Nevertheless, there can be no assurances that any particular company will continue to qualify as a high technology company supported by the PRC government in the future, and benefit from such preferential tax rate. Following the effectiveness of the EIT Law, a company’s effective tax rate may increase, unless it is otherwise eligible for preferential treatment. If we consummate a business combination with a PRC subsidiary, any increase in our or such PRC subsidiary’s tax rate in the future could have a material adverse effect on our financial condition and results of operations.

If we consummate a business combination with a PRC subsidiary, we may be subject to Chinese corporate withholding taxes in respect of dividends we may receive following such business combination.

In accordance with the EIT Law and its implementing rules, dividends payable by a FIE to its foreign (non-PRC resident) investors that are non-resident enterprises will be subject to a 10% withholding tax if such foreign investors do not have any establishment or place of business within China or if the dividends payable have no connection with the establishment or place of business of such foreign investors within China, to the extent that the dividends are deemed China-sourced income, unless such foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. As a result, following a business combination, any of our subsidiaries operating in China will be required to deduct Chinese withholding taxes from dividends distributed to us as the parent entity (unless we are deemed to be a PRC resident enterprise), meaning that we would have less funds to use in connection with our operations as the parent entity or for distribution to our shareholders.

If, following a business combination, we are determined to be a “resident enterprise” under the EIT Law, we may be subject to PRC income tax on our taxable global income.

Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign (non-PRC) company on a case-by-case basis.

If, following a business combination, the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. It is unclear whether dividends we receive from any subsidiaries operating in China will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of “qualified resident enterprises” is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. If we are required to pay income tax on any dividends we receive from any subsidiaries operating in China, the amount of dividends we could pay to our shareholders would be materially reduced.

If, following a business combination, we are determined to be a “resident enterprise” under the EIT Law, dividends payable by us to our foreign (non-PRC resident) investors and any gain derived by them on the sale or transfer of our units, ordinary shares or warrants may be subject to taxes under PRC tax laws.

If, following a business combination, we are determined to be a resident enterprise under the EIT Law and dividends payable to (or gains realized by) investors that are not tax residents of the PRC (“non-resident investors”) are treated as income derived from sources within the PRC, then the dividends that non-resident investors receive from us and any such gain derived by such investors on the sale or transfer of our units, ordinary shares or warrants should be subject to income tax under the PRC tax laws. Under the EIT Law and its implementing rules, PRC withholding tax at the rate of 10% is applicable to dividends payable to non-resident investors that are enterprises (but not individuals) which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent that such dividends are deemed to be sourced within the PRC. Similarly, any gain realized on the sale or transfer of our units, ordinary shares or warrants by such investors also would be subject to 10% PRC income tax if such gain is regarded as income derived from sources within the PRC. Under the PRC Individual Income Tax Law and its implementing rules, a 20% PRC withholding tax is applicable to dividends payable to non-resident investors who are individuals, to the extent that such dividends are deemed to be sourced within the PRC. Similarly, any gain realized on the transfer of our units, ordinary shares or warrants by such investors also would be subject to a 20% PRC income tax if such gain is regarded as income derived from sources within the PRC. Under the PRC tax laws, we would not have an obligation to withhold PRC income tax in respect of gains that non-resident investors may realize from the sale or transfer of our units, ordinary shares or warrants (regardless of whether such gains would be regarded as income from sources within the PRC), but we would have an obligation to withhold PRC income tax at the applicable rate described above (subject to reduction by applicable tax treaties) on dividends that non-resident investors receive from us if such dividends are regarded as income derived from sources within the PRC. If we are required under the PRC tax laws to withhold PRC income tax on dividends payable to our non-resident investors, or if such investors are required to pay PRC income tax on the sale or transfer of our units, ordinary shares or warrants under the circumstances mentioned above, the value of their investment in our units, ordinary shares or warrants may be materially and adversely affected.

If any such PRC tax applies, a non-PRC resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction against such investor’s domestic taxable income or a foreign tax credit against such investor’s domestic income tax liability (subject to applicable conditions and limitations). Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available deductions or foreign tax credits.

Item 1B.                   Unresolved Staff Comments.

None.

Item 2.                      Properties.

We do not own any real estate or other physical properties materially important to our operation.  Our executive office is located at 465 Brickell Avenue #617, Miami, Florida.   Ray Shi Capital Group, LLC, an entity affiliated with Yiting Liu, one of our directors, Ye (Sophie) Tao, one of our directors and Wei Li, our Chief Executive Officer and one of our directors, has agreed to provide us with office space and administrative services at a cost of $7,500 per month.  We consider our office space adequate for our current operations.

Item 3.                      Legal Proceedings.

There is no material litigation currently pending against us or any members of our management team in their capacity as such.

Item 4.                      (Removed and Reserved)

PART II.

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our subunits and warrants are each quoted on the OTC Bulletin Board under the symbols CHVQF and CHPVF, respectively.  The subunits and warrants commenced trading on March 15, 2011.  Units not separated are quoted on the OTC Bulletin Board under the symbol CHVPF.  The units commenced trading on February 22, 2011.

The table below sets forth the high and low bid prices of our subunits, warrants, and units as reported on the OTC Bulletin Board for the period from March 15, 2011 (the date on which our subunits and warrants were first quoted on the OTC Bulletin Board) through March 31, 2011 and for the period from February 22, 2011 (the date on which our units were first quoted on the OTC Bulletin Board) through March 31, 2011.

	Subunits		Warrants		Units
Period Ended	High	Low	High	Low	High	Low
March 31, 2011	$5.71	$5.70	$0.35	$0.25	$6.03	$5.90

On June 24, 2010, the closings prices of our subunits, warrants, and units were $5.70, $0.35, and $5.91, respectively.

Holders

On June 24, 2010, there was 1 holder of record of our subunits, 8 holders of record of our warrants, 1 holder of record of our units and 3 holders of record of our ordinary shares.  Such numbers do not include beneficial owners holding units, shares or warrants through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business transaction. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business transaction. The payment of any dividends subsequent to a business transaction will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On September 3, 2010, Wei Li, Yiting Liu and Ye (Sophie) Tao purchased an aggregate of 790,625 of our ordinary shares for an aggregate purchase price of $25,000, or approximately $0.03 per share.  We used the proceeds from the sale of these shares to fund our initial operations prior to the consummation of our initial public offering.

Use of Proceeds

On February 25, 2011, we completed (i) our initial public offering of 2,750,000 units and (ii) an offering of 2,642,856 warrants, which we refer to as the Warrant Offering. On March 8, 2011, the underwriters of our initial public offering exercised their over-allotment option, for a total of an additional 412,500 units (over and above the 2,750,000 units sold in the initial public offering) for an aggregate offering of 3,162,500 units. Each unit consists of one subunit and one-half of a warrant. Each subunit consists of one ordinary share, par value $0.001, and one-half of a warrant.  Each whole warrant entitles the holder to purchase one ordinary share at a price of $5.00.  The units were sold at an offering price of $6.00 per unit and the warrants were sold at an offering price of $0.35 per warrant, generating total gross proceeds of $19,900,000.  EarlyBird Capital, Inc. (“EBC”) acted as the underwriter. The securities sold in the warrant offering and in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File Nos. 333-170006 and 333-172374). The Securities and Exchange Commission declared the registration statement effective on February 17, 2011.

We incurred a total of $664,125 in underwriting discounts and commissions. The total expenses in connection with the sale of our warrants in the warrant offering and the initial public offering (including the underwriter’s discounts and commissions) were $955,149.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the warrant offering and the initial public offering were $18,944,851. $18,835,874 (or approximately $5.96 per unit sold in our initial public offering) of the net proceeds from the initial public offering and the warrant offering was placed in a trust account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that there can be released to us, from time to time, (i) amounts necessary to purchase up to 50% of the subunits sold in our initial public offering, (ii) any interest earned on the funds in the trust account that we may need to pay our tax obligations and (iii) any remaining interest earned on the funds in the trust account that we need for our working capital requirements. The remaining interest earned on the funds in the trust account will not be released until the earlier of the completion of a business combination and our liquidation upon failure to effect a business combination within the allotted time.

Through June 24, 2011, we have used $1,156,458 of the proceeds from our Public Offering and Warrant Offering to repurchase 200,100 shares of our subunits in accordance with our 10b5-1 repurchase plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                      Selected Financial Data

We are a smaller reporting company as defined in Regulation S-K; as such pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this Report; other risks identified in this Report; additional risks and uncertainties that are discussed in the Company’s reports filed and to be filed with the Commission and available at the SEC’s website at www.sec.gov., and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

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

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than (after the consummation of our initial public offering), the active solicitation of an acquisition target.  We have relied upon the sale of our securities to fund our operations.

On February 25, 2011, we consummated an initial public offering of 2,750,000 units.  On March 11, 2011 we consummated the exercise of the over-allotment by our underwriter of 412,500 units (collectively with the initial public offering, the “Public Offering”).  On February 25, 2011, we also consummated an offering of 2,642,856 warrants (the “Warrant Offering”). These offerings raised aggregate net proceeds of $18,944,851.  We intend to use this cash, our capital stock, any debt we may incur or a combination of cash, capital stock, and debt, in effecting our initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date.  Our entire activity since inception up to the closing of our Public Offering on February 25, 2011 was in preparation for that event.  After the Public Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

We incurred a net loss of $22,324 for the period from September 3, 2010 (inception) through March 31, 2011. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of March 31, 2011, we had $132,384 in cash and cash equivalents.  In restricted cash and cash equivalents held in trust, we had, $18,838,855 which amount is to be used only to consummate a business combination and repurchase or redeem our subunits.  As of June 24, 2011, we have used $1,156,458 of the funds held in trust to repurchase our subunits.

We intend to use the cash available for operations plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of June 24 2011, U.S Treasury Bills with 4 week, three month, and six month maturities were yielding approximately 0.01%, 0.02%, and 0.09%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

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

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as entering into contingent fee arrangements with our vendors.  We may need to raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties.  None of the initial shareholders, officers or directors is under any obligation advance funds to, or invest in, us.  Accordingly, we may not be able to obtain additional financing.  If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses.  We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These factors raise substantial doubt about our ability to continue as a going concern.

After the underwriters exercised their over-allotment option, the net proceeds from our Public Offering and Warrant Offering, after deducting offering expenses of $291,024 and underwriting discounts of $664,125, were $18,944,851. Of this amount, $18,835,874, was placed into trust. The remaining net proceeds not in trust is being used for working capital purposes. We intend to use the net proceeds of the warrant offering and our Public Offering, representing our funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $600,000 payable to EarlyBirdCapital, Inc. (“EBC”) upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

Our Company did not have any off-balance sheet arrangements as of March 31, 2011.

Item 7A.                   Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.                      Financial Statements and Supplementary Data.

Our consolidated financial statements and the related notes to the financial statements called for by this item appear under the caption “Table of Contents to Financial Statements” beginning on page F-1 attached hereto of this annual report on Form 10-K.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of China VantagePoint Acquisition Company

We have audited the accompanying balance sheet of China VantagePoint Acquisition Company (a company in the development stage)  (the “Company”) as of March 31, 2011, and the related statements of operations,  changes in shareholders’ equity and cash flows for the period from September 3, 2010 (inception) through March 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China VantagePoint Acquisition Company (a company in the development stage), as of March 31, 2011, and the results of its operations and its cash flows for the period from September 3, 2010 (inception) through March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, the Company has no present revenue and the Company’s cash and working capital as of March 31, 2011, are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
New York, New York
June 29, 2011

China VantagePoint Acquisition Company
(A Company in the Development Stage)

BALANCE SHEET
March 31, 2011

ASSETS
Current assets
Cash and cash equivalents	$132,384
Prepaid expenses	7,077
Total current assets	139,461

Restricted cash and cash equivalents held in trust account	18,838,855
Total assets	$18,978,316

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,115
Accounts payable - related party	15,574
Total liabilities	30,689

Commitments and contingencies

Ordinary shares, subject to possible redemption (2,241,579 shares at redemption value)	13,352,975

Shareholders’ equity
Preferred shares, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized; 3,953,125 shares issued and outstanding (less 2,241,579 shares subject to possible redemption)	1,712
Additional paid-in capital	5,615,264
Deficit accumulated during the development stage	(22,324)
Total shareholders’ equity	5,594,652

Total liabilities, redeemable ordinary shares and shareholders’ equity	$18,978,316

The accompanying notes are an integral part of these financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)

STATEMENT OF OPERATIONS
For the Period from September 3, 2010 (Inception) through March 31, 2011

Operating and formation costs:
Legal and professional fees	$9,874
General and administrative expenses	4,985
Administrative expense - related party	10,446

Loss from operations	(25,305)

Interest income	2,981

Net loss	$(22,324)

Basic and diluted net loss per share	$(0.02)

Weighted average ordinary shares outstanding - basic and diluted	943,841

The accompanying notes are an integral part of these financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from September 3, 2010 (Inception) through March 31, 2011

				Deficit
				Accumulated
			Additional	During the
	Ordinary Shares		Paid-In	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued September 3, 2010
(Inception) at $0.0316 per share for cash	790,625	$791	$24,209	$-	$25,000

Sale of 2,750,000 units on February 25, 2011 at $6.00 per Unit, net of offering expenses of $868,176 (includes 1,833,149 shares subject to possible redemption)	2,750,000	2,750	15,629,074	-	15,631,824

Sale of Warrant Offering warrants on February 25, 2011	-	-	925,000	-	925,000

Sale of Underwriter Purchase Option on February 25, 2011	-	-	100	-	100

Sale of 412,500 units on March 11, 2011 at $6.00 per unit, net of offering expenses of $86,973 (includes 408,430 shares subject to possible redemption)	412,500	412	2,387,615	-	2,388,027

Net proceeds subject to possible redemption of 2,241,579 shares at redemption value	-	(2,241)	(13,350,734)	-	(13,352,975)

Net loss	-	-	-	(22,324)	(22,324)

Balance at March 31, 2011	3,953,125	$1,712	$5,615,264	$(22,324)	$5,594,652

The accompanying notes are an integral part of these financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)

STATEMENT OF CASH FLOWS
For the Period from September 3, 2010 (Inception) through March 31, 2011

Operating Activities
Net loss	$(22,324)
Adjustments to reconcile net loss to cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(7,077)
Accounts payable	15,115
Accounts payable - related party	15,574
Net cash provided by operating activities	1,288

Investing Activities
Investment in restricted cash and cash equivalents	(18,838,855)
Net cash used in investing activities	(18,838,855)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	25,000
Proceeds from issuance of note to initial shareholders	50,000
Repayment of note to initial shareholders	(50,000)
Proceeds from Public Offering, net of offering costs	18,019,851
Proceeds from Warrant Offering	925,000
Proceeds from sale of Underwriter Purchase Option	100
Net cash provided by financing activities	18,969,951

Net increase in cash and cash equivalents	132,384
Cash and cash equivalents, beginning	-
Cash and cash equivalents, ending	$132,384

The accompanying notes are an integral part of these financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Note 1—Organization, Business Operations and Going Concern

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

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company has evaluated subsequent events through the issuance of this Form 10-K.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) topic 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

At March 31, 2011, the Company had not commenced any operations. All activity through March 31, 2011 relates to the Company’s formation, the Company’s initial public offering and the search for a business combination. The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on February 17, 2011.  On February 18, 2011, the Company filed a new registration statement to increase the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”).  The Company consummated the Public Offering and Warrant Offering on February 25, 2010 and received initial net proceeds of $16,556,824.  On March 8, 2011, the underwriter exercised its over-allotment option and on March 11, 2011 received additional net proceeds of $2,388,027, bringing total net proceeds to $18,944,851 (Note 3).   The Company has selected March 31 as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Warrant Offering although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $18,835,874 in the aggregate, (or approximately $5.96 per Unit) of the proceeds of the Public Offering and the Warrant Offering are held in a trust account (“Trust Account”) and invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. In the event that the subunits offered in the Public Offering (the “Subunits”) trade at or below $5.70 per Subunit, there can be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announces a Business Combination. Purchases will be made only in open market transactions pursuant to a 10b5-1 plan entered into by the Company on February 16, 2011 (the “Repurchase Plan”), which requires the Company to maintain a limit order for the Subunits at $5.70 per share during the purchase period until the maximum number of Subunits has been purchased. It is intended that purchases will comply with the technical requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18. The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Note 1—Organization, Business Operations and Going Concern, continued

The Company’s shareholders prior to the offering, including certain of the Company’s officers and directors (“Initial Shareholders”) have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise. The remaining proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest earned on the funds held in the Trust Account (after payment of taxes owed on such interest income) may be released to the Company to fund its working capital requirements in searching for a business combination and to pay its tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired shares in the Public Offering (“Public Shareholders”) with the opportunity to redeem their Subunits for a pro rata share of the Trust Account. In the event that shareholders owning 64.74% (as adjusted for repurchases through June 24, 2011 under the Company’s 10b5-1 plan) or more of the Subunits sold in the Public Offering exercise their redemption rights described below (the “Redemption Threshold”), or, solely with respect to a transaction subject to shareholder approval, a majority vote against the Business Combination, the Business Combination will not be consummated. However, if the Company has exercised its right to purchase up to 50% of the Subunits sold in the Public Offering, the Redemption Threshold will be reduced in direct proportion to the percentage of Subunits purchased by the Company. In this event, the Company would disclose the number of Subunits purchased by it and the revised Redemption Threshold in the materials distributed to its shareholders in connection with any vote to approve a Business Combination. The Initial Shareholders have waived any redemption rights they may have in connection with the Business Combination.

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

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Note 1—Organization, Business Operations and Going Concern, continued

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

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as entering into contingent fee arrangements with its vendors.  The Company may need to raise additional capital through loans or additional investments from its Initial Shareholders, officers, directors, or third parties.  None of the Initial Shareholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company.  Accordingly, the Company may not be able to obtain additional financing.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These audited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2—Significant Accounting Policies

Cash and cash equivalents

Cash: The Company maintains its cash with high credit quality financial institutions.  At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  As of March 31, 2011 substantially all of the Company’s funds are held at one financial institution.

Cash Equivalents: The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted cash and cash equivalents held in trust account

The amounts held in the Trust Account represent substantially all of the proceeds of the Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested primarily in a highly liquid mutual fund.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Note 2—Significant Accounting Policies, continued

Loss per share

Ordinary loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Common shares subject to possible redemption of 2,241,579 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.  Loss per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period.  The Company has not considered the effect of warrants to purchase 5,805,356 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

Fair value measurements

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

                Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis
	March 31, 2011	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in trust account	$18,838,855	$18,838,855	$-	$-

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Note 2—Significant Accounting Policies, continued

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control. Accordingly at March 31, 2011, the ordinary stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has identified the Cayman Islands, the United States and the State of Florida as its only major tax jurisdictions, as defined.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  Since the Company was incorporated on September 3, 2010, the evaluation was performed for 2010 tax year, which is the only period subject to examination.  The Company is on a calendar year for tax purposes.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company is considered an exempted company in the Cayman Islands for tax purposes.  As an exempted company, the Company is able to avoid direct taxation from the Cayman Islands government for a period of 20 years if such direct taxation were ever introduced in the Cayman Islands by obtaining a tax undertaking from the Cayman Islands government.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties or interest as of or during the period from September 3, 2010 (inception) through March 31, 2011.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Note 2—Significant Accounting Policies, continued

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

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Note 3—Public Offering and Warrant Offering, continued

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

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Note 4—Commitments and Contingencies

The Company has agreed to pay an aggregate of $7,500 a month for office space and general and administrative services to an entity affiliated with the Company, commencing February 17, 2011 and terminating on the earlier to occur of (i) the consummation of an initial Business Combination and (ii) the liquidation of the Company.  At March 31, 2011, the Company has included in accounts payable-related party $10,446 representing an obligation to this affiliate company for this office space and these general and administrative services.

The Company has engaged EBC as an investment banker in connection with its initial Business Combination to provide it with assistance in negotiating and structuring the terms of the initial Business Combination. The Company anticipates that these services will include assisting the Company with valuing and structuring any proposed offer to be made to a target business and negotiating a letter of intent and/or definitive agreement with any potential target business. The Company will pay EBC a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to $600,000. Such amounts due to the underwriter may be paid out of the funds held in the trust account.

Note 5—Income Taxes

The Company’s deferred tax assets are as follows at March 31, 2011:

Net operating loss carryforwards	$8,930
Total deferred tax assets	8,930
Less: valuation allowance	(8,930)
Net deferred tax assets	$-

The Company has a net operating loss of approximately $22,000 that expires in 2031. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at March 31, 2011.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The Company established a valuation allowance of $8,930 as of March 31, 2011, which fully offset the deferred tax asset of $8,930.  The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to the net operating losses of approximately $22,000. Effective tax rates differ from statutory rates.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate at March 31, 2011 is as follows:

Tax benefit at federal statutory rate	(34.0	) %
State income tax	(6.0	) %
Increase in valuation allowance	40.0%
Effective income tax rate	-%

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Note 6—Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue up to 50,000,000 ordinary shares with a par value of $.001 per share.

In connection with the organization of the Company, on September 3, 2010, a total of 790,625 shares (718,750 shares before the effect of the share dividend, discussed below) of the Company’s ordinary shares were sold to the Initial Shareholders at a price of $0.0316 per share ($0.0348 per share before the effect of the share dividend, discussed below) for an aggregate of $25,000.

Effective February 18, 2011, the Company’s Board of Directors authorized a share dividend of 0.1 ordinary share for each outstanding ordinary share.   All share amounts presented have been restated to reflect the effect of this share dividend.

On February 17, 2011 the Initial Shareholders placed their initial shares into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferable during the escrow period which expires on the first anniversary of the closing date of the initial Business Combination.

Depending on the number of holders who choose to exercise their redemption rights in connection with the Company’s initial business combination, the Company could be required to redeem for cash up to 64.74% (as adjusted for repurchases through June 24, 2011 under the Company’s 10b5-1 plan) of the subunits sold in the Public Offering, or 2,047,443 shares, at a redemption price of approximately $5.96 per share for approximately $12,196,515, in the aggregate assuming that all of the Company’s shareholders vote in favor of the proposed business combination and are therefore entitled to receive a full pro rata share of the trust account.

Preferred Shares

On February 16, 2011 the Company amended the capital clause of the Memorandum and Articles of Association authorizing the issuance of up to 5,000,000 preferred shares with a par value of $0.001 with such designations as may be determined by the Board of Directors of the Company from times to time.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Note 6—Shareholders’ Equity, continued

Unit Purchase Option

On February 25, 2011, the Company issued a unit purchase option, for $100, to EBC or its designees to purchase 175,000 units at an exercise price of $6.60 per unit commencing on the later of (i) one year from the effective date of the registration statement or (ii) the consummation of an initial Business Combination, and expiring upon the earlier of (i) the liquidation of the Trust Account if we have not completed a Business Combination within the required time periods or (ii) three years from the closing of the Company’s initial Business Combination (but in no event will the option expire more than five years from the effective date of the registration statement for the Public Offering). The units issuable upon exercise of this option are identical to the units being offered in the Public Offering, with the exception of (i) not including Subunits and instead including only the ordinary shares and warrants that would otherwise comprise such Subunits since the Subunits will no longer be trading once the unit purchase option becomes exercisable and (ii) containing a provision for cashless exercise by EBC. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of this unit purchase option as of February 25, 2011 was approximately $431,185 ($2.46 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 48.1%, (2) risk-free interest rate of 2.0% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described in Note 3), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 7 - Subsequent Events

In accordance with the Company’s Repurchase Plan, the Company repurchased 200,100 subunits between May 19, 2011 and June 24, 2011 at a purchase price of $5.70 per share.  The Company has paid an aggregate of $1,156,458, including $16,088 in commissions and fees, in connection with these repurchases.  The Company continues to purchase shares on a regular basis pursuant to its Repurchase Plan.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

 This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, management's report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                   Other Information.

Not applicable.

PART III.

Item 10.                   Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position

Wei Li	34	Chief Executive Officer and Director

Yiting Liu	30	Co-Chair of the Board of Directors

Ye (Sophie) Tao	32	Co-Chair of the Board of Directors

Wei Li.  Mr. Li has been our Chief Executive Officer and a director since our inception. Since February 2011, Mr. Li has been a Managing Member of Ray Shi Capital Group, LLC, an entity which focuses on investments in Greater China and Asia. From November 2010 to February 2011, Mr. Li has been a Managing Member of W Ray Shi LLC, an entity which he co-founded and which focuses on investments in Greater China and Asia. From September 2003 through March 2010, Mr. Li acted in various capacities at Whitebox Advisors, a multi-strategy hedge fund, including managing its Asian long short strategy as a fund manager. He was also responsible for structuring and investing in reverse mergers, PIPEs and private financing activities related to Chinese companies. From July 1999 through July 2000, Mr. Li was a consultant with Arthur Andersen LLP. Mr. Li graduated from Zhongshan University with a Bachelor of Arts and also graduated from the University of Chicago, Graduate School of Business with a Master of Business Administration. Mr. Li is a Chartered Financial Analyst. Mr. Li is the husband of Ye Tao, our Co-Chair of the board of directors.

Yiting Liu.  Ms. Liu has been the Co-Chair of our board of directors since our inception. Since July 2010, Ms. Liu has been a Managing Member of Ray Shi Capital Group, LLC, an entity which she co-founded and which focuses on investments in Greater China and Asia. From August 2006 through January 2010, Ms. Liu worked at Vision Capital Advisors, LLC, a registered investment advisor, in various capacities including as a Vice President, Greater China. At Vision, she focused on direct investments in small and medium sized enterprises, or SMEs, in China, including sourcing, structuring, negotiating, conducting due diligence, executing transactions and managing portfolio companies. From May 2005 through July 2006, Ms. Liu worked for the Corporate Strategy and Development Group at PepsiCo, Inc., in various capacities, including as an Associate and worked closely with senior management to search for acquisition targets, build business cases and develop solutions for internal operational projects. From October 2003 through April 2005, she worked for The Boston Consulting Group, a global management consulting firm, as an Associate Consultant and developed solutions to key strategic and operational issues for clients. Ms. Liu received a Bachelor of Arts from Harvard University.

Ye (Sophie) Tao.  Ms. Tao has been the Co-Chair of our board of directors since our inception. Since July 2010, Ms. Tao has been a Managing Member of Ray Shi Capital Group, LLC, an entity which she co-founded and which focuses on investments in Greater China and Asia. From June 2007 through January 2010, Ms. Tao was a Senior Investment Manager, Greater China at Vision Capital Advisors, a registered investment advisor. At Vision, she focused on direct investments in small and medium sized enterprises, or SMEs in China, including sourcing, structuring, negotiating, conducting due diligence, executing transactions and managing portfolio companies. From April 2005 through June 2007, Ms. Tao worked for Banc of America Securities, in various capacities, including as an associate at Equity Sales & Trading and Equity Capital Markets, where she originated and executed convertible bond and other equity-linked issuances. From September 2003 through April 2005, she was an analyst at NERA Economic Consulting (A March & McLennan Company), where she provided economics and econometrics analysis and recommendations to multinational corporate clients involved in antitrust and securities litigations. From June 2001 through September 2002, Ms. Tao worked as a policy consultant at the Organization for Economic Cooperation and Development (OECD), where she helped countries improve regulatory processes and economic policies. Ms. Tao graduated from the University of International Business & Economics in Beijing with a Bachelor in Law. She also graduated from the Woodrow Wilson School of Public and International Affairs at Princeton University with a Master of Public Affairs with a concentration on Economics and Public Policy. Ms. Tao is a Chartered Financial Analyst. Ms. Tao is the wife of Wei Li, our Chief Executive Officer and a director.

Wei Li, the Company’s Chief Executive officer and a director, Yiting Liu, the Company’s Co-Chair of the Board of Directors and Ye (Sophie) Tao, the Company’s Co-Chair of the Board of Directors, are all citizens of the PRC. Each of these three individuals either owns or rents property in the United States.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Wei Li will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Yiting Liu will expire at the second annual meeting. The term of office of the third class of directors, consisting of Ye (Sophie) Tao will expire at the third annual meeting.

Our directors and officers will play a key role in identifying, evaluating, and selecting target business, and structuring, negotiating and consummating our initial business combination. Except as described above and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect a business combination although we cannot assure that they will, in fact, be able to do so.

Audit Committee and Audit Committee Financial Expert

Our board of directors intends to establish an audit committee upon consummation of a business transaction. At that time our board of directors intends to adopt a charter for the audit committee. Accordingly, we do not have an audit committee financial expert at this time and will not have such an expert until we consummate our initial business transaction.

Code of Ethics

We intend to adopt a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of such Forms, management believes that all of these reports were filed in a timely manner.

Item 11.                    Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Our initial shareholders purchased 790,625 initial shares for an aggregate consideration of $25,000. In addition, our directors purchased an aggregate of 1,500,000 insider warrants for an aggregate consideration of $525,000. We believe that because our officers and directors own such shares and warrants, no compensation (other than reimbursement of out-of-pocket expenses) is necessary and such persons have agreed to serve in their respective role without compensation.

We have agreed to pay to Ray Shi Capital Group, LLC, an entity affiliated with Yiting Liu, one of our directors, Ye (Sophie) Tao, one of our directors and Wei Li, our Chief Executive Officer and one of our directors, a total of $7,500 per month for office space, administrative services and secretarial support for a period commencing on February 18, 2011 and ending on the earlier of our consummation of a business combination or the liquidation of the trust account. This arrangement was agreed to by Ray Shi Capital Group, LLC for our benefit and is not intended to provide Ray Shi Capital Group, LLC compensation in lieu of a management fee or other remuneration because it is anticipated that the expenses to be paid by Ray Shi Capital Group, LLC will approximate the monthly reimbursement. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

Other than this $7,500 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our officers, or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our officers and directors and their respective affiliates will receive reimbursement for any reasonable out-of-pocket expenses incurred by them in connection with identifying, investigating and consummating a potential business combination with one of more target businesses. There are no limitations on the amount of expenses for which they can seek reimbursement, provided such expenses were incurred for our benefit. There will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial business combination.

Although we currently anticipate that some members of our management team will remain with us post-business combination, some or all of our current executive officers and directors may or may not remain with us following our initial business combination, depending on the type of business acquired and the industry in which the target business operates. After a business combination, our directors and officers who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders. It is possible that the amount of such compensation will not be known at the time of a shareholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. We cannot assure you that our current executive officers and directors will be retained in any significant role, or at all, and have no ability to determine what remuneration, if any, will be paid to them if they are retained following our initial business combination.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 24, 2011 by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all ordinary shares that they beneficially own, subject to applicable community property laws. All Ordinary Shares subject to options or warrants exercisable within 60 days of June 24, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, percentage ownership of outstanding shares is based on 3,753,025 ordinary shares outstanding as of June 24, 2011.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares

Wei Li(2)	527,083	14.0%
Yiting Liu	263,542	7.1%
Ye (Sophie) Tao(3)	527,083	14.0%
All directors and executive officers as a group (3 persons)	790,625	21.1%
Encore Atlantic Fund, LLC(4)	250,000	6.7%
Brian Taylor(5)	250,000	6.7%
Pine River Capital Management L.P.(6)	250,000	6.7%
Nisswa Master Fund Ltd.(7)	227,088	6.1%

(1)	Unless otherwise noted, the business address of each of the individuals is 465 Bricknell Avenue, #617, Miami, Florida 33131.

(2)	Represents 263,542 shares held directly by Mr. Li and 263,541 shares held by Ye (Sophie) Tao, Mr. Li’s wife.

(3)	Represents 263,541 shares held directly by Ms. Tao and 263,542 shares held by Wei Li, Ms. Tao’s husband.

(4)
The business address of Encore Atlantic Fund, LLC is 3700 South Ocean Boulevard, Apt. 1503, Highland Beach, Florida 33487.  Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the Securities and Exchange Commission on March 1, 2011.

(5)
The business address of Mr. Taylor is c/o Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305.  Mr. Taylor shares voting and dispositive control over these shares.  Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the Securities and Exchange Commission on April 8, 2011.

(6)
The business address of Pine River Capital Management L.P. is 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305.  Pine River Capital Management L.P. shares voting and dispositive control over these shares.  Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the Securities and Exchange Commission on April 8, 2011.

(7)
The business address of Nisswa Master Fund Ltd, is c/o Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305.  Nisswa Maser Fund Ltd. shares voting and dispositive control over these shares.  Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the Securities and Exchange Commission on April 8, 2011.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On February 25, 2011, our directors purchased an aggregate of 1,500,000 Insider Warrants in the Warrant Offering at a price of $0.35 per Insider Warrant, for an aggregate purchase price of $525,000.  The Insider Warrants are identical to the Warrants sold in the Public Offering, except that they are non-redeemable and may be exercised on a “cashless basis.”

We have agreed to pay to Ray Shi Capital Group, LLC, an affiliate of Yiting Liu, one of our directors, Ye (Sophie) Tao, one of our directors and Wei Li, our Chief Executive Officer and one of our directors, a total of $7,500 per month for office space, administrative services and secretarial support for a period commencing on February 18, 2011 and ending on the earlier of our consummation of a business combination or the liquidation of the trust account if we have not completed a business combination within the required time periods. This arrangement was agreed to by Ray Shi Capital Group, LLC for our benefit and is not intended to provide Ray Shi Capital Group, LLC compensation. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the payment of $7,500 per month to Ray Shi Capital Group, LLC in connection with office space, administrative services and secretarial support rendered to us and reimbursement of reasonable out-of-pocket expenses to our officers, directors, or any of their respective affiliates, no compensation of any kind, including finders’ and consulting fees, will be paid to any of our executive officers and directors or any of their respective affiliates who owned our ordinary shares prior to the Public Offering for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our board of directors will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The board of directors will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the board of directors with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

To minimize potential conflicts of interest, we have agreed not to (i) acquire an entity with which our officers or directors, through their other business activities, had acquisition or investment discussions in the past, (ii) consummate an initial business combination with an entity which is, or has been within the past five years, affiliated with any of our officers, directors, initial shareholders or their affiliates, including an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with such individuals; or (iii) enter into a business combination where we acquire less than 100% of a target business and any of our officers, directors, initial shareholders or their affiliates acquire the remaining portion of such target business, unless, in either case, we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital, Inc. that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, shareholders or advisors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

We are not required to have a majority of independent directors on our board of directors.

Item 14.                   Principal Accountant Fees and Services.

The firm Marcum LLP (“Marcum”) is our independent registered public accounting firm.  The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

During the period from September 3, 2010 (Inception) through March 31, 2011, fees for our independent registered public accounting firm were $50,500, consisting of $20,000 for services they performed in connection with our Annual Report for the period from September 3, 2010 (Inception) through March 31, 2011, $7,500 for services they performed in connection with our Quarterly Report for the period from September 3, 2010 (Inception) through December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2011 and $23,000 for services they performed in connection with our initial public offering together with the audited financial statements included in the Form 8-K filed with the SEC on March 3, 2011.

Audit-Related Fees

During the period from September 3, 2010 (Inception) through March 31, 2011, we incurred audit-related fees of $12,000 for the review of our Registration Statement and related amendments filed with the SEC between October 19, 2010 and February 17, 2011.

Tax Fees

During the period from September 3, 2010 (Inception) through March 31, 2011, there were no fees billed for income tax preparation services by our independent registered public accounting firm.

All Other Fees

During the period from September 3, 2010 (Inception) through March 31, 2011, there were no fees billed for products or services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Since our audit committee has not yet been formed, the audit committee was not able to pre-approve all of the foregoing services, although any services rendered were approved by our board of directors.

PART IV.

Item 15.                   Exhibits, Financial Statement Schedules.

Financial Statements

Reference is made to the Table of Contents to the Financial Statements of the Company under Item 8 of Part II.

Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

Exhibits

We hereby file as part of the Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index below.  Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such materials can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Exhibit No.	Document Description
1.1	Underwriting Agreement (1)
1.3	Merger and Investment Banking Agreement (1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.2	Unit Purchase Option between EarlyBirdCapital, Inc. and the Registrant (1)
4.3	Unit Purchase Option between the Registrant and David Nussbaum (1)
4.4	Unit Purchase Option between the Registrant and Steven Levine (1)
4.5	Unit Purchase Option between the Registrant and Mike Powell (1)
4.6	Unit Purchase Option between the Registrant and Ed Kovary (1)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Share Escrow Agreement between the Registrant, and the Initial Shareholders (1)
10.3	Registration Rights Agreement among the Registrant and the Initial Shareholders (1)
10.4	Warrant Purchase Agreement (1)
10.5	Warrant Purchase Agreement between the Registrant and Wei Li (1)
10.6	Warrant Purchase Agreement between the Registrant and Ye (Sophie) Tao (1)
10.7	Warrant Purchase Agreement between the Registrant and Yiting Liu (1)
10.8	Warrant Purchase Agreement between the Registrant and Oscar L. Tang Grandchildren’s Trust (1)
10.9	Warrant Purchase Agreement between the Registrant and Hume R. Steyer (1)
10.10	Warrant Purchase Agreement between the Registrant and Samuels Capital Management LLC (1)
10.11	Administrative Services Agreement (1)
10.12	10b5-1 Trading Plan between the Registrant and Morgan Stanley Smith Barney, LLC (1)
31.1
Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

____________________

(1)	Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on April 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA VANTAGEPOINT ACQUISITION COMPANY

Date: June 29, 2011	By:	/s/ Wei Li
		Name:	Wei Li
		Title:	Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description
1.1	Underwriting Agreement (1)
1.3	Merger and Investment Banking Agreement (1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.2	Unit Purchase Option between EarlyBirdCapital, Inc. and the Registrant (1)
4.3	Unit Purchase Option between the Registrant and David Nussbaum (1)
4.4	Unit Purchase Option between the Registrant and Steven Levine (1)
4.5	Unit Purchase Option between the Registrant and Mike Powell (1)
4.6	Unit Purchase Option between the Registrant and Ed Kovary (1)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Share Escrow Agreement between the Registrant, and the Initial Shareholders (1)
10.3	Registration Rights Agreement among the Registrant and the Initial Shareholders (1)
10.4	Warrant Purchase Agreement (1)
10.5	Warrant Purchase Agreement between the Registrant and Wei Li (1)
10.6	Warrant Purchase Agreement between the Registrant and Ye (Sophie) Tao (1)
10.7	Warrant Purchase Agreement between the Registrant and Yiting Liu (1)
10.8	Warrant Purchase Agreement between the Registrant and Oscar L. Tang Grandchildren’s Trust (1)
10.9	Warrant Purchase Agreement between the Registrant and Hume R. Steyer (1)
10.10	Warrant Purchase Agreement between the Registrant and Samuels Capital Management LLC (1)
10.11	Administrative Services Agreement (1)
10.12	10b5-1 Trading Plan between the Registrant and Morgan Stanley Smith Barney, LLC (1)
31.1
Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

____________________

(1)	Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on April 4, 2011.