Form 10-Q
period 2011-06-30
China VantagePoint Acquisition Co
filed 2011-08-11
CIK 1503401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of July 29, 2011 the registrant had 3,599,857 ordinary shares outstanding.

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements

China VantagePoint Acquisition Company
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$86,564	$132,384
Prepaid expenses	3,972	7,077
Total current assets	90,536	139,461

Restricted cash and cash equivalents held in trust account	17,688,602	18,838,855
Total assets	$17,779,138	$18,978,316

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$350,648	$15,115
Accounts payable - related party	32,946	15,574
Total liabilities	383,594	30,689

Commitments and contingencies

Ordinary shares, subject to possible redemption (1,989,773 and 2,241,579 shares at redemption value at June 30, 2011 and March 31, 2011, respectively)(1)	11,885,173	13,352,975

Shareholders’ equity
Preferred shares, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized; 3,698,825 and 3,953,125 shares issued and outstanding (less 1,989,773 and 2,241,579 shares subject to possible redemption) at June 30, 2011 and March 31, 2011, respectively	1,710	1,712
Additional paid-in capital	5,615,266	5,615,264
Deficit accumulated during the development stage	(106,605)	(22,324)
Total shareholders’ equity	5,510,371	5,594,652

Total liabilities, redeemable ordinary shares and shareholders’ equity	$17,779,138	$18,978,316

(1)As a result of repurchases of ordinary shares through June 30, 2011, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,989,773.

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2011	For the Period September 3, 2010 (Inception) through June 30, 2011

Operating and formation costs:
Legal and professional fees	$41,910	$51,784
General and administrative expenses	25,600	30,585
Administrative expense - related party	22,500	32,946

Loss from operations	(90,010)	(115,315)

Interest income	5,729	8,710

Net loss	$(84,281)	$(106,605)

Basic and diluted net loss per share	$(0.05)

Weighted average ordinary shares outstanding - basic and diluted	1,711,299

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from September 3, 2010 (Inception) through June 30, 2011
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Ordinary Shares		Paid-In	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued September 3, 2010 (Inception) at $0.0316 per share for cash	790,625	$791	$24,209	$-	$25,000

Sale of 2,750,000 units on February 25, 2011 at $6.00 per Unit, net of offering expenses of $868,176 (includes 1,833,149 shares subject to possible redemption as of March 31, 2011)(1)	2,750,000	2,750	15,629,074	-	15,631,824

Sale of Warrant Offering warrants on February 25, 2011	-	-	925,000	-	925,000

Sale of Underwriter Purchase Option on February 25, 2011	-	-	100	-	100

Sale of 412,500 units on March 11, 2011 at $6.00 per unit, net of offering expenses of $86,973 (includes 408,430 shares subject to possible redemption as of March 31, 2011)(1)	412,500	412	2,387,615	-	2,388,027

Net proceeds subject to possible redemption of 2,241,579 shares at redemption value	-	(2,241)	(13,350,734)	-	(13,352,975)

Net loss	-	-	-	(22,324)	(22,324)

Balance at March 31, 2011	3,953,125	$1,712	$5,615,264	$(22,324)	$5,594,652

Repurchase of ordinary shares in accordance with the Company's Repurchase Plan	(254,300)	(254)	(1,467,548)	-	(1,467,802)

Reduction in net proceeds subject to possible redemption of 251,806 shares at redemption value(1)	-	252	1,467,550	-	1,467,802

Net loss	-	-	-	(84,281)	(84,281)

Balance at June 30, 2011	3,698,825	$1,710	$5,615,266	$(106,605)	$5,510,371

(1)As a result of repurchases of ordinary shares through June 30, 2011, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,989,773.

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30, 2011	For the Period September 3, 2010 (Inception) through June 30, 2011
Operating Activities
Net loss	$(84,281)	$(106,605)
Adjustments to reconcile net loss to cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,105	(3,972)
Accounts payable and accrued expenses	23,713	38,828
Accounts payable - related party	17,372	32,946
Net cash used in operating activities	(40,091)	(38,803)

Investing Activities
Investment in restricted cash and cash equivalents	(5,729)	(18,844,584)
Amounts from restricted cash and cash equivalents used to repurchase ordinary shares	1,155,982	1,155,982
Net cash provided by (used in) investing activities	1,150,253	(17,688,602)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	25,000
Proceeds from issuance of note to initial shareholders	-	50,000
Repayment of note to initial shareholders	-	(50,000)
Proceeds from Public Offering, net of offering costs	-	18,019,851
Proceeds from Warrant Offering	-	925,000
Proceeds from sale of Underwriter Purchase Option	-	100
Repurchase of ordinary shares	(1,155,982)	(1,155,982)
Net cash (used in) provided by financing activities	(1,155,982)	17,813,969

Net (decrease) increase in cash and cash equivalents	(45,820)	86,564
Cash and cash equivalents, beginning	132,384	-
Cash and cash equivalents, ending	$86,564	$86,564

Supplemental disclosure of non-cash investing and financing transactions:
Repurchase of ordinary shares included in accounts payable and accrued expenses	$311,820	$311,820

The accompanying notes are an integral part of these condensed financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

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

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP.  In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the three months ended June 30, 2011 and the period from September 3, 2011 (Inception) through June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012 or any other future period.  The balance sheet data at March 31, 2011 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.  The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2011.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

At June 30, 2011, the Company had not commenced any operations. All activity through June 30, 2011 relates to the Company’s formation, the Company’s initial public offering and the search for a business combination. The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on February 17, 2011.  On February 18, 2011, the Company filed a new registration statement to increase the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”).  The Company consummated the Public Offering and Warrant Offering on February 25, 2011 and received initial net proceeds of $16,556,824.  On March 8, 2011, the underwriter exercised its over-allotment option and on March 11, 2011 the Company received additional net proceeds of $2,388,027, bringing total net proceeds to $18,944,851 (Note 3).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Warrant Offering although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $18,835,874 in the aggregate, (or approximately $5.96 per Unit) of the proceeds of the Public Offering and the Warrant Offering were placed into a trust account (“Trust Account”) and invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

In the event that the subunits offered in the Public Offering (the “Subunits”) trade at or below $5.70 per Subunit, there can be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announces a Business Combination. Purchases will be made only in open market transactions pursuant to a 10b5-1 plan entered into by the Company on February 16, 2011 (the “Repurchase Plan”), which requires the Company to maintain a limit order for the Subunits at $5.70 per share during the purchase period until the maximum number of Subunits has been purchased. It is intended that purchases will comply with the technical requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18. Through June 30, 2011, the Company has purchased 254,300 subunits under this plan at a cost of $1,467,802.  Of this amount, $311,820 is included in Accounts Payable and Accrued Expenses at June 30, 2011 because the Company has not yet remitted funds to the broker acquiring subunits under the Repurchase Plan.  The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired shares in the Public Offering (“Public Shareholders”) with the opportunity to redeem their Subunits for a pro rata share of the Trust Account. In the event that shareholders owning 62.92% (as adjusted for repurchases through June 30, 2011 under the Repurchase Plan) or more of the Subunits sold in the Public Offering exercise their redemption rights described below (the “Redemption Threshold”), or, solely with respect to a transaction subject to shareholder approval, a majority vote against the Business Combination, the Business Combination will not be consummated. However, if the Company purchases up to 50% of the Subunits sold in the Public Offering in accordance with the Repurchase Plan, the Redemption Threshold will be reduced in direct proportion to the percentage of Subunits purchased by the Company. In this event, the Company would disclose the number of Subunits purchased by it and the revised Redemption Threshold in the materials distributed to its shareholders in connection with any vote to approve a Business Combination. The Initial Shareholders have waived any redemption rights they may have in connection with the Business Combination.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

With respect to a Business Combination which is consummated, any Public Shareholder can demand that the Company redeem his or her Subunits. If the Company holds a shareholder vote to approve a Business Combination, any Public Shareholder voting against the Business Combination and seeking redemption will be entitled to redeem their Subunits for a pro rata portion of the Trust Account up to a maximum of approximately $5.96 per Subunit. Any Public Shareholder voting in favor of the Business Combination and seeking redemption will have his or her Subunits redeemed for a full pro rata portion of the Trust Account (approximately $5.97 per Subunit as of June 30, 2011) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements. If the Company commences a tender offer in connection with a Business Combination, a Public Shareholder tendering his, her or its Subunits will have such Subunits redeemed for a full pro rata portion of the Trust Account (approximately $5.97 per Subunit as of June 30, 2011) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements. Accordingly, Public Shareholders holding up to 1,989,773 subunits (as adjusted for repurchases through June 30, 2011 under the Repurchase Plan) may seek redemption of their Subunits in the event of a Business Combination. Notwithstanding the foregoing, the Company’s amended Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate or other person with whom such Public Shareholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from voting or, in the event that the Company holds a vote with respect to a Business Combination, redeeming more than 10% of the Subunits sold in the Public Offering (but only with respect to the amount over 10% of the Subunits sold in the  Public Offering). A “group” will be deemed to exist if Public Shareholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

The Company’s Amended and Restated Memorandum and Articles of Association provide that if the Company has not completed a Business Combination by August 25, 2012, or February 25, 2013 if a definitive agreement has been executed by August 25, 2012 and a Business Combination has not been consummated by February 25, 2013, the Company will automatically dissolve, liquidate and distribute its remaining assets, including amounts held in the Trust Account, to the Public Shareholders. In the event of a liquidation, if the Company has not presented an initial Business Combination to the Public Shareholders for approval, the Public Shareholders will be entitled to receive their pro rata share of the Trust Account (approximately $5.97 per Subunit as of June 30, 2011). In the event of a liquidation, if the Company has presented an initial Business Combination to the Public Shareholders for approval, and the Public Shareholders have rejected the initial Business Combination, the Public Shareholders who voted against the last initial Business Combination or who did not vote will be entitled to receive only a pro rata share of the Trust Account up to a maximum of approximately $5.96 per subunit and Public Shareholders who voted in favor of the last initial Business Combination will be entitled to receive a full pro rata share of the Trust Account calculated two days prior to the distribution date.

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

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as entering into contingent fee arrangements with its vendors.  The Company may need to raise additional capital through loans or additional investments from its Initial Shareholders, officers, directors, or third parties.  None of the Initial Shareholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company.  Accordingly, the Company may not be able to obtain additional financing.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2—Significant Accounting Policies

Cash and cash equivalents

Cash: The Company maintains its cash with high credit quality financial institutions.  At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  As of June 30, 2011 substantially all of the Company’s funds are held at one financial institution.

Cash Equivalents: The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted cash and cash equivalents held in trust account

The amounts held in the Trust Account represent substantially all of the proceeds of the Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination or to repurchase subunits under the Company’s Repurchase Program. The funds held in the Trust Account are invested primarily in a highly liquid mutual fund.

Loss per share

Ordinary loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Common shares subject to possible redemption at June 30, 2011 of 1,989,773 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.  Loss per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period.  The Company has not considered the effect of warrants to purchase 5,678,206 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 2—Significant Accounting Policies, continued

Fair value measurements

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

                Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis
	June 30, 2011	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in trust account	$17,688,602	$17,688,602	$-	$-

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2011, the ordinary stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 2—Significant Accounting Policies, continued

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has identified the Cayman Islands, the United States and the State of Florida as its only major tax jurisdictions, as defined.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  Since the Company was incorporated on September 3, 2010, the evaluation was performed for the 2010 tax year, which is the only completed period subject to examination.  The Company is on a calendar year for tax purposes.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company is considered an exempted company in the Cayman Islands for tax purposes.  As an exempted company, the Company is able to avoid direct taxation from the Cayman Islands government for a period of 20 years if such direct taxation were ever introduced in the Cayman Islands by obtaining a tax undertaking from the Cayman Islands government.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties or interest as of or during the period from September 3, 2010 (inception) through June 30, 2011 or for the three months ended June 30, 2011.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

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
June 30, 2011
(Unaudited)

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

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 4—Commitments and Contingencies

The Company has agreed to pay an aggregate of $7,500 a month for office space and general and administrative services to an entity affiliated with the Company, commencing February 17, 2011 and terminating on the earlier to occur of (i) the consummation of an initial Business Combination and (ii) the liquidation of the Company.  At June 30, 2011, the Company has included in accounts payable – related party $32,946 representing an obligation to this affiliate company for this office space and these general and administrative services.

The Company has engaged EBC as an investment banker in connection with its initial Business Combination to provide it with assistance in negotiating and structuring the terms of the initial Business Combination. The Company anticipates that these services will include assisting the Company with valuing and structuring any proposed offer to be made to a target business and negotiating a letter of intent and/or definitive agreement with any potential target business. The Company will pay EBC a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to $600,000. Such amounts due to EBC may be paid out of the funds held in the trust account.

Note 5—Shareholders’ Equity

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

Depending on the number of holders who choose to exercise their redemption rights in connection with the Company’s initial business combination, the Company could be required to redeem for cash up to 62.92% (as adjusted for repurchases through June 30, 2011 under the Company’s Repurchase plan) of the subunits sold in the Public Offering, or 1,989,773 shares, at a redemption price of approximately $5.97 per share for approximately $11,885,173, in the aggregate assuming that all of the Company’s shareholders vote in favor of the proposed business combination and are therefore entitled to receive a full pro rata share of the trust account.

Preferred Shares

On February 16, 2011 the Company amended the capital clause of the Memorandum and Articles of Association authorizing the issuance of up to 5,000,000 preferred shares with a par value of $0.001 with such designations as may be determined by the Board of Directors of the Company from time to time.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 5—Shareholders’ Equity, continued

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

Note 6—Subsequent Events

In accordance with the Repurchase Plan, the Company repurchased 98,968 subunits between July 1, 2011 and July 29, 2011 at a purchase price of $5.70 per share.  The Company has paid an aggregate of $570,086, including $5,968 in commissions and fees, in connection with these repurchases.  As a result of these repurchases, the Redemption Threshold has decreased to 59.82% and the full pro rata redemption price has increased to approximately $5.98.  The Company continues to purchase subunits on a regular basis pursuant to its Repurchase Plan.

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

We presently have no revenue, have had losses since inception from incurring formation costs and costs in connection with our search for a target business and have no other operations other than the active solicitation of an acquisition target after the consummation of our initial public offering.  We have relied upon the sale of our securities to fund our operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date.  Our entire activity from inception up to the closing of our Public Offering on February 25, 2011 was in preparation for that event.  After the Public Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

We incurred net losses of $84,281 and $106,605 for the three months ended June 30, 2011 and period from September 3, 2010 (inception) through June 30, 2011, respectively. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of June 30, 2011, we had $86,564 in cash and cash equivalents.  In restricted cash and cash equivalents held in trust, we had $17,688,602, which amount is to be used only to consummate a business combination and repurchase or redeem our subunits.  As of July 29, 2011, we have used $2,037,888 of the funds held in trust to repurchase our subunits.

We intend to use the cash available for operations plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of July 29, 2011, U.S Treasury Bills with 4 week, three month, and six month maturities were yielding approximately 0.05%, 0.05%, and 0.10%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the next 20 months, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination.  Our actual costs may be higher or lower than these estimates.  We anticipate that we will incur approximately:

•    $119,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•    $50,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

•    $45,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•    $100,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums; and

•    $147,000 for office space, administrative services and secretarial support.

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

Off-Balance Sheet Arrangements

Our Company did not have any off-balance sheet arrangements as of June 30, 2011.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.        Risk Factors

Not applicable to smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On September 3, 2010, Wei Li, Yiting Liu and Ye (Sophie) Tao purchased an aggregate of 718,750 of our ordinary shares for an aggregate purchase price of $25,000, or approximately $0.03 per share.  We used the proceeds from the sale of these shares to fund our initial operations prior to the consummation of our initial public offering.  The issuance of such shares was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

Use of Proceeds

From the completion of our initial public offering through June 30, 2011, we have incurred $109,945 of operating expenses and used $1,467,802 from the amounts held in our trust account to repurchase our subunits, as further described, below.

Purchases of Securities by the Company

The following table provides information about shares of our common stock purchased by the Company during the quarter ended June 30, 2011:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Withheld Under the Plans or Programs
4/1/11 – 4/30/11	-
5/1/11 – 5/31/11(1)	100	$5.70
6/1/11 – 6/30/11(1)	254,200	$5.70
Total	254,300	$5.70	1,326,950

(1)
According to our amended Memorandum and Articles of Association, in the event that the subunits offered in the Public Offering (the “Subunits”) trade at or below $5.70 per Subunit, there can be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announces a Business Combination. Purchases will be made only in open market transactions pursuant to a 10b5-1 plan entered into by the Company on February 16, 2011 (the “Repurchase Plan”), which requires the Company to maintain a limit order for the Subunits at $5.70 per share during the purchase period until the maximum number of Subunits has been purchased. It is intended that purchases will comply with the technical requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18.

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

32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA VANTAGEPOINT ACQUISITION COMPANY

Date: August 10, 2011	By:
/s/ Wei Li Name: Wei Li
Title: Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description
31.1
Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.