Form 10-Q
period 2011-09-30
China VantagePoint Acquisition Co
filed 2011-11-04
CIK 1503401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  000-54269

China VantagePoint Acquisition Company
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0677690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

465 Brickell Avenue #617
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of October 31, 2011 the registrant had 3,552,991 ordinary shares outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

China VantagePoint Acquisition Company
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$44,641	$132,384
Prepaid expenses	1,500	7,077
Total current assets	46,141	139,461

Restricted cash and cash equivalents held in trust account	16,540,031	18,838,855
Total assets	$16,586,172	$18,978,316

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,049	$15,115
Accounts payable - related party	55,446	15,574
Total liabilities	79,495	30,689

Commitments and contingencies

Ordinary shares, subject to possible redemption (1,845,663 and 2,241,579 shares at redemption value at September 30, 2011 and March 31, 2011, respectively)(1)	11,045,109	13,352,975

Shareholders’ equity
Preferred shares, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized; 3,552,991 and 3,953,125 shares issued and outstanding (less 1,845,663 and 2,241,579 shares subject to possible redemption) at September 30, 2011 and March 31, 2011, respectively	1,707	1,712
Additional paid-in capital	5,615,243	5,615,264
Deficit accumulated during the development stage	(155,382)	(22,324)
Total shareholders’ equity	5,461,568	5,594,652

Total liabilities, redeemable ordinary shares and shareholders’ equity	$16,586,172	$18,978,316

(1)As a result of repurchases of ordinary shares through September 30, 2011, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,845,663.

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2011	Six months ended September 30, 2011	For the Period September 3, 2010 (Inception) through September 30, 2010	For the Period September 3, 2010 (Inception) through September 30, 2011

Operating and formation costs:
Legal and professional fees	$25,721	$67,631	$-	$77,505
General and administrative expenses	4,008	29,608	5,370	34,593
Administrative expense - related party	22,500	45,000	-	55,446

Loss from operations	(52,229)	(142,239)	(5,370)	(167,544)

Interest income	3,452	9,181	-	12,162

Net loss	$(48,777)	$(133,058)	$(5,370)	$(155,382)

Basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.00)

Weighted average ordinary shares outstanding - basic and diluted	1,707,691	1,709,484	1,711,546

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from September 3, 2010 (Inception) through September 30, 2011
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Ordinary Shares		Paid-In	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity

Ordinary shares issued September 3, 2010 (Inception) at $0.0316 per share for cash	790,625	$791	$24,209	$-	$25,000

Sale of 2,750,000 units on February 25, 2011 at $6.00 per Unit, net of offering expenses of $868,176 (includes 1,833,149 shares subject to possible redemption as of March 31, 2011)(1)	2,750,000	2,750	15,629,074	-	15,631,824

Sale of Warrant Offering warrants on February 25, 2011	-	-	925,000	-	925,000

Sale of Underwriter Purchase Option on February 25, 2011	-	-	100	-	100

Sale of 412,500 units on March 11, 2011 at $6.00 per unit, net of offering expenses of $86,973 (includes 408,430 shares subject to possible redemption as of March 31, 2011)(1)	412,500	412	2,387,615	-	2,388,027

Net proceeds subject to possible redemption of 2,241,579 shares at redemption value	-	(2,241)	(13,350,734)	-	(13,352,975)

Net loss	-	-	-	(22,324)	(22,324)

Balance at March 31, 2011	3,953,125	$1,712	$5,615,264	$(22,324)	$5,594,652

Repurchase of ordinary shares in accordance with the Company’s Repurchase Plan	(400,134)	(400)	(2,307,492)	-	(2,307,892)

Reduction in net proceeds subject to possible redemption of 395,916 shares at redemption value(1)	-	395	2,307,471	-	2,307,866

Net loss	-	-	-	(133,058)	(133,058)

Balance at September 30, 2011	3,552,991	$1,707	$5,615,243	$(155,382)	$5,461,568

(1)As a result of repurchases of ordinary shares through September 30, 2011, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,845,663.

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30, 2011	For the Period September 3, 2010 (Inception) through September 30, 2010	For the Period September 3, 2010 (Inception) through September 30, 2011
Operating Activities
Net loss	$(133,058)	$(5,370)	$(155,382)
Adjustments to reconcile net loss to cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	5,577	-	(1,500)
Accounts payable and accrued expenses	8,934	5,370	24,049
Accounts payable - related party	39,872	-	55,446
Net cash used in operating activities	(78,675)	-	(77,387)

Investing Activities
Investment in restricted cash and cash equivalents	(9,068)	-	(18,847,923)
Amounts from restricted cash and cash equivalents used to repurchase ordinary shares	2,307,892	-	2,307,892
Net cash provided by (used in) investing activities	2,298,824	-	(16,540,031)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	25,000	25,000
Proceeds from issuance of note to initial shareholders	-	-	50,000
Repayment of note to initial shareholders	-	-	(50,000)
Proceeds from Public Offering, net of offering costs	-	-	18,019,851
Proceeds from Warrant Offering	-	-	925,000
Proceeds from sale of Underwriter Purchase Option	-	-	100
Repurchase of ordinary shares	(2,307,892)	-	(2,307,892)
Net cash (used in) provided by financing activities	(2,307,892)	25,000	16,662,059

Net (decrease) increase in cash and cash equivalents	(87,743)	25,000	44,641
Cash and cash equivalents, beginning	132,384	-	-
Cash and cash equivalents, ending	$44,641	$25,000	$44,641

Supplemental disclosure of non-cash investing and financing transactions:
Increase in accounts payable and accrued expenses for deferred offering costs	$-	$10,000	$-

The accompanying notes are an integral part of these condensed financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
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

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP.  In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the three and six months ended September 30, 2011 and the period from September 3, 2010 (Inception) through September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012 or any other future period.  The balance sheet data at March 31, 2011 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.  The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2011.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

At September 30, 2011, the Company had not commenced any operations. All activity through September 30, 2011 relates to the Company’s formation, the Company’s initial public offering and the search for a business combination. The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on February 17, 2011.  On February 18, 2011, the Company filed a new registration statement to increase the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”).  The Company consummated the Public Offering and Warrant Offering on February 25, 2011 and received initial net proceeds of $16,556,824.  On March 8, 2011, the underwriter exercised its over-allotment option and on March 11, 2011 the Company received additional net proceeds of $2,388,027, bringing total net proceeds to $18,944,851 (Note 3).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Warrant Offering although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $18,835,874 in the aggregate, (or approximately $5.96 per Unit) of the proceeds of the Public Offering and the Warrant Offering was placed into a trust account (“Trust Account”) and invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

In the event that the subunits offered in the Public Offering (the “Subunits”) trade at or below $5.70 per Subunit, there can be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announces a Business Combination. Purchases will be made only in open market transactions pursuant to a 10b5-1 plan entered into by the Company on February 16, 2011 (the “Repurchase Plan”), which requires the Company to maintain a limit order for the Subunits at $5.70 per share during the purchase period until the maximum number of Subunits has been purchased. It is intended that purchases will comply with the technical requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18. Through September 30, 2011, the Company has purchased 400,134 subunits under this plan at a cost of $2,307,892.  The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired shares in the Public Offering (“Public Shareholders”) with the opportunity to redeem their Subunits for a pro rata share of the Trust Account. In the event that shareholders owning 58.36% (as adjusted for repurchases through September 30, 2011 under the Repurchase Plan) or more of the Subunits sold in the Public Offering exercise their redemption rights described below (the “Redemption Threshold”), or, solely with respect to a transaction subject to shareholder approval, a majority vote against the Business Combination, the Business Combination will not be consummated. However, as the Company purchases up to 50% of the Subunits sold in the Public Offering in accordance with the Repurchase Plan, the Redemption Threshold is reduced in direct proportion to the percentage of Subunits purchased by the Company. In this event, the Company would disclose the number of Subunits purchased by it and the revised Redemption Threshold in the materials distributed to its shareholders in connection with any vote to approve a Business Combination. The Initial Shareholders have waived any redemption rights they may have in connection with the Business Combination.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

With respect to a Business Combination which is consummated, any Public Shareholder can demand that the Company redeem his or her Subunits. If the Company holds a shareholder vote to approve a Business Combination, any Public Shareholder voting against the Business Combination and seeking redemption will be entitled to redeem their Subunits for a pro rata portion of the Trust Account up to a maximum of approximately $5.96 per Subunit. Any Public Shareholder voting in favor of the Business Combination and seeking redemption will have his or her Subunits redeemed for a full pro rata portion of the Trust Account (approximately $5.98 per Subunit as of September 30, 2011) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements. If the Company commences a tender offer in connection with a Business Combination, a Public Shareholder tendering his, her or its Subunits will have such Subunits redeemed for a full pro rata portion of the Trust Account (approximately $5.98 per Subunit as of September 30, 2011) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements. Accordingly, Public Shareholders holding up to 1,845,663 subunits (as adjusted for repurchases through September 30, 2011 under the Repurchase Plan) may seek redemption of their Subunits in the event of a Business Combination. Notwithstanding the foregoing, the Company’s amended Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate or other person with whom such Public Shareholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from voting or, in the event that the Company holds a vote with respect to a Business Combination, redeeming more than 10% of the Subunits sold in the Public Offering (but only with respect to the amount over 10% of the Subunits sold in the  Public Offering). A “group” will be deemed to exist if Public Shareholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

The Company’s Amended and Restated Memorandum and Articles of Association provide that if the Company has not completed a Business Combination by August 25, 2012, or February 25, 2013 if a definitive agreement has been executed by August 25, 2012 and a Business Combination has not been consummated by February 25, 2013, the Company will automatically dissolve, liquidate and distribute its remaining assets, including amounts held in the Trust Account, to the Public Shareholders. In the event of a liquidation, if the Company has not presented an initial Business Combination to the Public Shareholders for approval, the Public Shareholders will be entitled to receive their pro rata share of the Trust Account (approximately $5.98 per Subunit as of September 30, 2011). In the event of a liquidation, if the Company has presented an initial Business Combination to the Public Shareholders for approval, and the Public Shareholders have rejected the initial Business Combination, the Public Shareholders who voted against the last initial Business Combination or who did not vote will be entitled to receive only a pro rata share of the Trust Account up to a maximum of approximately $5.96 per subunit and Public Shareholders who voted in favor of the last initial Business Combination will be entitled to receive a full pro rata share of the Trust Account calculated two days prior to the distribution date.

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
September 30, 2011
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

Note 2—Significant Accounting Policies

Cash and cash equivalents

Cash: The Company maintains its cash with high credit quality financial institutions.  At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  As of September 30, 2011 substantially all of the Company’s funds are held at one financial institution.

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

Loss per share

Ordinary loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Common shares subject to possible redemption at September 30, 2011 of 1,845,663 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.  Loss per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period.  The Company has not considered the effect of warrants to purchase 5,605,289 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in trust account	$16,540,031	$16,540,031	$-	$-

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2011, the ordinary stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties or interest as of or during the period from September 3, 2010 (Inception) through September 30, 2011 or for the six months ended September 30, 2011.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 3—Public Offering and Warrant Offering

On February 25, 2011, the Company sold 2,750,000 units at an offering price of $6.00 per Unit. Each Unit included one subunit (“Subunit”) and one-half of a warrant.  Each Subunit consisted of one ordinary share and one-half of a warrant. On March 8, 2011, the underwriters of the Public Offering exercised their over-allotment option, for an additional 412,500 Units, or an aggregate offering of 3,162,500 Units.  Each whole warrant (“Public Warrant”) will entitle the holder to purchase from the Company one ordinary share at an exercise price of $5.00 per share and the Public Warrants will become exercisable upon the later of: (i) February 18, 2012 and (ii) the consummation of a business combination with a target business. The Public Warrants will expire on the earlier of (i) 5:00 p.m., New York City time, on the three-year anniversary of the consummation of our Business Combination, (ii) the Company’s liquidation if the Company has not completed a Business Combination within the required time periods and (iii) the redemption of the Public Warrants. The Units sold in the Public Offering began trading on February 22, 2011. The Subunits and Public Warrants comprising the Units, but not the ordinary shares and Public Warrants included in the Subunits, began separate trading on March 15, 2011.

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
September 30, 2011
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

CHINA VANTAGEPOINT ACQUISITION COMPANY
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 4—Commitments and Contingencies

The Company has agreed to pay an aggregate of $7,500 a month for office space and general and administrative services to an entity affiliated with the Company, commencing February 17, 2011 and terminating on the earlier to occur of (i) the consummation of an initial Business Combination and (ii) the liquidation of the Company.  At September 30, 2011, the Company has included in accounts payable – related party $55,446 representing an obligation to this affiliate company for this office space and these general and administrative services.

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

Note 5—Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue up to 50,000,000 ordinary shares with a par value of $0.001 per share.

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

Depending on the number of holders who choose to exercise their redemption rights in connection with the Company’s initial business combination, the Company could be required to redeem for cash up to 58.36% (as adjusted for repurchases through September 30, 2011 under the Company’s Repurchase plan) of the subunits sold in the Public Offering, or 1,845,663 shares, at a redemption price of approximately $5.98 per share for approximately $11,045,109, in the aggregate assuming that all of the Company’s shareholders vote in favor of the proposed business combination and are therefore entitled to receive a full pro rata share of the trust account.

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
September 30, 2011
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

On February 25, 2011, we consummated an initial public offering of 2,750,000 units.  On March 11, 2011, we consummated the exercise of the over-allotment by our underwriter of 412,500 units (collectively with the initial public offering, the “Public Offering”).  On February 25, 2011, we also consummated an offering of 2,642,856 warrants (the “Warrant Offering”). These offerings raised aggregate net proceeds of $18,944,851.  We intend to use this cash, our capital stock, any debt we may incur or a combination of cash, capital stock, and debt, in effecting our initial business combination.

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

We incurred net losses of $48,777 and $133,058 for the three and six months ended September 30, 2011, respectively. We incurred net losses of $5,370 for the period from September 3, 2010 (inception) through September 30, 2010 and $155,382 for the period from September 3, 2010 (inception) through September 30, 2011. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of September 30, 2011, we had $44,641 in cash and cash equivalents.  In restricted cash and cash equivalents held in trust, we had $16,540,031, which amount is to be used only to consummate a business combination and repurchase or redeem our subunits.  As of October 31, 2011, we have used $2,307,892 of the funds held in trust to repurchase our subunits.

We intend to use the cash available for operations plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of October 17, 2011, for the week ended October 14, 2011, U.S. Treasury Bills with four week, three month, and six month maturities were yielding approximately 0.02%, 0.02%, and 0.06%, respectively.  While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the next 17 months, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination.  Our actual costs may be higher or lower than these estimates.  We anticipate that we will incur approximately:

•           $100,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•           $50,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

•           $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•           $95,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums; and

•           $127,000 for office space, administrative services and secretarial support.

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

We did not have any off-balance sheet arrangements as of September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

From the completion of our initial public offering through September 30, 2011, we have incurred $167,544 of operating expenses and used $2,307,892 from the amounts held in our trust account to repurchase our subunits, as further described, below.

Purchases of Securities by the Company

The following table provides information about shares of our common stock purchased by the Company during the quarter ended September 30, 2011:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Withheld Under the Plans or Programs
7/1/11 – 7/31/11(1)	98,968	$5.70	98,968
8/1/11 – 8/31/11(1)	46,866	$5.70	46,866
9/1/11 – 9/30/11(1)	-		-
Total	145,834	$5.70	145,834	1,181,116

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

CHINA VANTAGEPOINT ACQUISITION COMPANY

Date: November 4, 2011	By:
/s/ Wei Li
	Name:	Wei Li
	Title:	Chief Executive Officer
(Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description
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