Form 10-K
period 2012-03-31
China VantagePoint Acquisition Co
filed 2012-06-29
CIK 1503401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-54269

China VantagePoint Acquisition Company
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0677690
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 N.E. 15th Street, Suite 200, Miami, Florida	33132
(Address of Principal Executive Offices)	(Zip Code)

(305) 981-6888
(Registrant’s telephone number, including area code)

465 Brickell Avenue, #617
Miami, Florida 33131
(Former name and former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class

Units, each consisting of one subunit and one-half of a warrant

Subunits, each consisting of one ordinary share, par value of $0.001 per share, and one-half of a warrant

Warrants to purchase ordinary shares included in the units and the subunits

Ordinary Shares, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☒ No ☐

The aggregate market value of the outstanding subunits (the registrant’s ordinary shares do not separately trade), other than subunits held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s subunits as of the last business day of the registrant’s most recently completed second fiscal quarter ($5.70), was $10,176,085. As of September 30, 2011, there were 2,762,366 subunits of the registrant outstanding.

As of June 26, 2012, there were 3,552,991 of the registrant’s ordinary shares, par value $0.001 per ordinary share, outstanding.

i

PART I.

Forward-Looking Statements

This report and the information incorporated by reference in it, include ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘should,’’ ‘‘would’’ and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	Ability to complete an initial business combination;
•	Success in retaining or recruiting, or changes required in, our management or directors following an initial business combination;
•	Officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•	Expectations regarding the involvement of our management following our initial business combination;
•	Estimates regarding the operating expenses of our business before the consummation of our initial business combination and the belief that we will have sufficient funds to operate for the 18 months following our initial public offering, or 24 months pursuant to the automatic period extension, assuming that our initial business combination is not consummated during that time;
•	Potential ability to obtain additional financing to complete an initial business combination;
•	Limited pool of prospective target businesses;
•	Ability of our officers and directors to generate a number of potential investment opportunities;
•	Potential change in control if we acquire one or more target businesses for shares;
•	Our public securities’ potential liquidity and trading;
•	Use of proceeds not in trust or available to us from interest and dividend income on the trust account balance;
•	Financial performance; or
•	Any structural, financial or regulatory benefits or advantages of being domiciled in the Cayman Islands.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading ‘‘Risk Factors.’’ Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to ‘‘we,’’ ‘‘us,’’ or ‘‘our Company’’ refer to China VantagePoint Acquisition Company. References to ‘‘public shareholders’’ refer to holders of ordinary shares sold as part of the subunits in our initial public offering, including any of our shareholders existing prior to the initial public offering to the extent that they purchased or acquired such shares.

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

Pursuant to our Amended and Restated Memorandum and Articles of Association, we were formed with the purpose of acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating businesses through contractual arrangements. Although we are not limited to a particular geographic region or industry, we intend to focus on acquiring an operating business with its primary operations located in the People’s Republic of China (“China” or the “PRC”). Opportunities for market expansion have emerged for businesses with operations in the PRC due to certain changes in the political, economic and social policies as well as certain fundamental changes affecting the PRC. We believe that the PRC represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including, among other things, increased government focus within the PRC on privatizing assets, improving foreign trade and encouraging business and economic activity, as well as strong growth in many sectors of its economy driven by emerging private enterprises.

Our Amended and Restated Memorandum and Articles of Association also provide that our corporate existence will cease and we will liquidate the trust account (described below) and distribute the funds included therein to the holders of ordinary shares sold in our initial public offering if we do not consummate our business combination, or have not executed a definitive agreement for a business combination, by August 25, 2012 or by February 25, 2013 if we have executed a definitive agreement for a business combination by August 25, 2012 and a business combination has not been completed by August 25, 2012. If we enter into a definitive agreement for a business combination by August 25, 2012, we will issue a press release and file a Current Report on Form 8-K announcing the definitive agreement and indicating that the period to complete a business combination will be extended if a business combination is not completed within such 18 month period. If the time period to complete a business combination is extended, we would be permitted to enter into and consummate any business combination, even if not the transaction that provided us with the extension, provided that such business combination could be completed by February 25, 2013.

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

Significant Activities Since Inception

The registration statement for our initial public offering of 2,750,000 units and 2,642,856 warrants (collectively, the “Public Offering”) was declared effective on February 17, 2011. On February 18, 2011, we filed a new registration statement to increase the number of units offered in the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”). We consummated the Public Offering on February 25, 2011 and received initial net proceeds of $16,556,824. On March 8, 2011, the underwriter for the Public Offering exercised its over-allotment option to purchase an additional 412,500 Units, for an aggregate offering of 3,162,500 Units. On March 11, 2011, we received additional net proceeds of $2,388,027, bringing total net proceeds from the Public Offering to $18,944,851. We sold each unit at an offering price of $6.00 per Unit. Each Unit included one subunit (“Subunit”) and one-half of a warrant. Each Subunit consisted of one ordinary share and one-half of a warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase from us one ordinary share at an exercise price of $5.00 per ordinary share and the Public Warrants will become exercisable upon the consummation of a business combination with a target business. The Public Warrants will expire on the earlier of (i) 5:00 p.m., New York City time, on the three-year anniversary of the consummation of an initial business combination, (ii) our liquidation if we have not completed a business combination within the required time periods and (iii) the redemption of the Public Warrants. The Units sold in the Public Offering began trading on February 22, 2011. The Subunits and Public Warrants comprising the Units, but not the ordinary shares and Public Warrants included in the Subunits, began separate trading on March 15, 2011. Holders of our Units have the option to continue to hold their Units or separate them into the component pieces. However, no fractional Public Warrants will be issued and only whole Public Warrants will trade. The Subunits will continue to trade as a Subunit consisting of one ordinary share and one-half of a Public Warrant until the consummation of an initial business combination, at which time they will automatically separate and the Subunits will no longer be outstanding. As indicated above, since no fractional Public Warrants will be issued and only whole Public Warrants will trade, in order to avoid losing a portion of the Public Warrants an investor would otherwise be entitled to, investors will need to either have not separated their Units or have a number of Subunits divisible by two. Accordingly, in order to avoid such a situation, investors that do not intend to transfer the component pieces of the units prior to the consummation of a business combination should continue to hold their securities as a combined Unit so as to ensure that no portion of the Public Warrant is lost.

In the event that the subunits offered in the Public Offering (the “Subunits”) trade at or below $5.70 per Subunit, there can be released from the Trust Account amounts necessary for us to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announces a Business Combination. Purchases will be made only in open market transactions pursuant to a 10b5-1 plan which we entered into on February 16, 2011 (the “Repurchase Plan”), which requires us to maintain a limit order for the Subunits at $5.70 per share during the purchase period until the maximum number of Subunits has been purchased. It is intended that purchases will comply with the technical requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18. Through June 26, 2012, we have purchased 400,134 subunits under this plan at a cost of $2,307,892.

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

Since our initial public offering, our sole business activity has been identifying and evaluating suitable initial business combination candidates. Target business candidates have been brought to our attention from various sources, including brokers, finders, lawyers, and other referral sources. Our officers and directors as well as their affiliates have also brought to our attention target business candidates. In no event, however, will we pay any of our existing officers, directors, or shareholders or any entity with which they are affiliated any finder’s fee or other compensation prior to or in connection with the consummation of a business combination. At this time we have not entered into a definitive agreement with an acquisition target. Unlike many other blank check companies, we are not required to consider a target’s valuation when entering into or consummating our initial business combination. We will have considerable flexibility in identifying and selecting a prospective acquisition target, except that we will not acquire another blank check company or a similar type of company. We intend to utilize cash derived from the proceeds of the Public Offering, our capital stock, debt or a combination of these in effecting a business combination.

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

For risks related to the aforementioned regulations relating to foreign exchange controls, see “Risk Factors — Risks Associated with Acquiring and Operating a Target Business in the PRC— Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.” and “Risk Factors — Risks Associated with Acquiring and Operating a Target Business in the PRC — Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely effect our ability to acquire PRC companies.”

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

Regulation of Foreign Investors’ Merging Chinese Enterprises

On August 8, 2006, MOFCOM, together with several other government agencies, promulgated the Provision on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which took effect on September 8, 2006 and was amended on June 22, 2009, to more effectively regulate foreign investment in PRC domestic enterprises. The M&A Rules established, among other things, additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming, complex and uncertain, including but without limitations, the requirement in some instances that the approval of MOFCOM be obtained in advance when a foreign investor acquires equity or assets of a PRC domestic enterprise. Depending on the structure of the transaction, the M&A Rules will require the Chinese parties to make a series of applications and supplemental applications to the competent government agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the government agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and credit certification of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. Moreover, acquisitions of Chinese domestic companies relating to “important industries” or affecting the national economic security or resulting in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names” must be reported and approved by MOFCOM and other relevant agencies. The M&A Rules also require offshore special purpose vehicles, or SPVs, formed for the purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals to obtain the approval of the China Securities Regulation Commission prior to the listing and trading of such SPV’s securities on an overseas stock exchange. For risks related to the M&A Rules, see “Risk Factors — Risks Associated with Acquiring and Operating a Target Business in the PRC — As a result of the M&A Rules, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction” and “Risk Factors — Risks Associated with Acquiring and Operating a target business in the PRC — Because the M&A Rules permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.’’

Effecting a Business Combination

General

Unlike many other blank check companies, we are not required to have a shareholder vote to approve our initial business combination unless the nature of the business combination would require shareholder approval under applicable Cayman Islands law and our target business is not required to have a minimum value. Accordingly, we will have a high degree of flexibility in structuring and consummating our initial business combination. Notwithstanding the foregoing, our Amended and Restated Memorandum and Articles of Association provide that public shareholders holding up to one subunit less than 58.37% (as adjusted for repurchases through June 26, 2012 under our Repurchase Plan) of the total number of subunits sold in the Public Offering will be entitled to cause us to redeem their subunits for cash in connection with our initial business combination. However, any shareholder redeeming its subunits will forfeit the one-half of a warrant included in such subunit, without the payment of any additional consideration.

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

Additionally, if holders of ordinary shares included in subunits sold in the Public Offering indicate an intention to vote against a proposed business combination and/or seek redemption of their subunits for cash, we may negotiate arrangements to provide for the purchase of such subunits at the closing of such business combination using funds held in the trust account. We will only enter into such an arrangement at times prior to the shareholder vote, when a public shareholder would still have the ability to change his, her or its vote. Although we do not intend to pay a premium for subunits purchased in connection with any arrangement described above, in the event that we do determine to pay a premium for such subunits, we will only do so if our board of directors determines that it is in the best interests of our securityholders. Although the remaining securityholders would experience a reduction in book value per subunit compared to what the book value would have been if the subunits had been tendered, it is possible that the board may determine that the value to the remaining shareholders would outweigh such reduction in book value per subunit. In the event that we were to purchase subunits pursuant to an arrangement described above, we would disclose the terms of such arrangements in a press release and/or on a Current Report on Form 8-K on the next business day after the date of the transaction, and, to the extent possible, at least two business days prior to the vote on the business combination (or the completion of the tender offer). If, however, we are coming to a deadline that cannot be moved (for example, the end of our existence or the drop-dead date in a business combination), we may not be able to release such information publicly two business days prior to the business combination and still complete the business combination, and such lesser period of time may not provide sufficient time for a securityholder to elect to redeem its securities or change its vote with respect to the business combination. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that (i) the holders of a majority of our ordinary shares outstanding vote in favor of a proposed business combination and (ii) that holders of fewer than 58.37% (as adjusted for repurchases through June 26, 2012 under our Repurchase Plan) of the total number of subunits sold in the Public Offering demand redemption of their subunits into cash, regardless of whether they are voting for or against the proposed business combination, where it appears that such requirements would otherwise not be met. All shares included in the subunits purchased pursuant to such arrangements would be voted in favor of the proposed business combination by the holders and then sold to us at the closing of the transaction and immediately cancelled. The funds in our trust account that are so used will not be available to us after the consummation of the business combination and therefore we may not have sufficient funds to effectively operate our business going forward. The depletion of the funds in our trust account used for the foregoing purposes could impact our ability to consummate the business combination (for instance, if a condition to consummating the business combination is that the target has access to a minimum amount of funds from our trust account following the closing). Nevertheless, we believe entering into these types of transactions would still be in our remaining shareholders’ best interests because the transaction would be able to be completed when such remaining shareholders favored the transaction.

Shareholder approval of a business combination would normally only be required where the business combination involved (a) a statutory merger of our company with another company, (b) a scheme of arrangement sanctioned by the Grand Court of the Cayman Islands where our shareholders would give up or transfer their shares in our company in consideration of the issue of shares in another company, (c) amendments to our memorandum and articles of association, (d) a change in the par value of our shares, or (e) a change in the amount of our authorized share capital. A merger of a wholly-owned subsidiary of our company with another company would not normally require shareholders approval under our Amended and Restated Memorandum and Articles of Association or the Cayman Companies Law.

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

Sources of Target Businesses

Target business candidates have been brought to our attention from various sources, including brokers, finders, lawyers, and other referral sources. Our officers and directors as well as their affiliates have also brought to our attention target business candidates. In no event, however, will we pay any of our existing officers, directors, or shareholders or any entity with which they are affiliated any finder’s fee or other compensation prior to or in connection with the consummation of a business combination. At this time we have not entered into a definitive agreement with an acquisition target. Our management has experience in evaluating transactions, but will retain advisors as they deem necessary to assist them in their due diligence efforts. If we become aware of a potential business combination outside of the industries which our officers and directors have their most extensive experience, it is more likely that they would retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination, although we are not required to do so and may determine that our management is able to make its own determinations based on its collective business experience. In no event, however, will any of our existing officers, directors or shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by us or a target business prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is). If we determine to enter into a business combination with a target business that is affiliated with any of our officers, directors, special advisors or shareholders, we would do so only if we obtained an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital, Inc. that the business combination is fair to our unaffiliated shareholders from a financial point of view.

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

Regulations Relating to Use of Proceeds from Liquidation

Under PRC law, when the FIE liquidates in order for a FIE to distribute to its offshore shareholders the proceeds from the liquidation of its assets, it must obtain prior approval from MOFCOM and SAFE. In addition, the FIE will be required to deregister certain certificates and licenses with tax and other authorities prior to the distribution of the liquidation proceeds. The process to obtain all the necessary approvals for an FIE to liquidate and distribute the proceeds generally takes approximately one year, although it could be longer.

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

We will consummate our initial business combination only if public shareholders holding one subunit less than 58.37% (as adjusted for repurchases through June 26, 2012 under our Repurchase Plan) of the subunits issued in the Public Offering, elect to redeem their subunits for cash in connection with either a shareholder vote or a tender offer and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares are voted in favor of the business combination. However, if we have exercised our right to purchase up to 50% of the subunits sold in the Public Offering, the redemption threshold will be reduced in direct proportion to the percentage of subunits purchased by us. In this event, we would disclose the number of subunits purchased by us and the revised redemption threshold in the materials distributed to our shareholders in connection with any vote to approve a business combination. Depending on the number of subunits that are redeemed in connection with our initial business combination, we may have very little money in our trust account with which to consummate our initial business combination, which may result in our having to obtain additional financing to consummate our initial business combination, result in less money being available for use as working capital post business combination, or result in our failure to consummate an initial business combination.

Permitted Purchases of our Securities

Prior to the consummation of a business combination, there can be released to us from the trust account amounts necessary to purchase up to 50% of the subunits sold in the Public Offering (1,581,250 subunits) at any time commencing on April 19, 2011 and ending on the date on which we announce an initial business combination. Purchases will be made only in open market transactions pursuant to the Repurchase Plan. The Repurchase Plan will require us to maintain a limit order for the public subunits to be purchased by us at $5.70 per subunit during the purchase period until the maximum number of subunits have been purchased. Purchasers of our units in the Public Offering who subsequently sell their subunits in the open market while the Repurchase Plan is in effect with a limit order for the public subunits to be purchased by us at $5.70 per subunit will obtain a lower purchase price per subunit than they could receive upon redemption of such subunit. It is intended that purchases under the Repurchase Plan will comply with the technical requirements of Rule 10b-18 (including timing, pricing and volume of purchases) under the Exchange Act (although the purchases will not actually be effectuated under Rule 10b-18). All subunits purchased by us will be immediately cancelled.

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

As of June 26, 2012, in accordance with our Repurchase Plan, we have repurchased 400,134 subunits at an aggregate purchase price of $2,307,892, including $27,328 in related commissions and fees.

The following chart illustrates how the repurchase of subunits will impact the redemption threshold, taking into account repurchases through June 26, 2012:

Subunits sold in Public Offering:	3,162,500

	Assumed subunits repurchased in aftermarket (as a percent of subunits issued in the Public Offering)
	Actual Repurchase(1)	Assumed Repurchase	Assumed Repurchase	Assumed Repurchase	Assumed Repurchase
	12.65%	20.00%	30.00%	40.00%	50.00%

Subunits repurchased	400,134	632,500	948,750	1,265,000	1,581,250

Remaining subunits	2,762,366	2,530,000	2,213,750	1,897,500	1,581,250

Funds held in trust	$18,838,855	$18,838,855	$18,838,855	$18,838,855	$18,838,855

Interest earned on trust net of amounts withdrawn (through March 31, 2012)	$3,917	$3,917	$3,917	$3,917	$3,917

Funds expended on subunit repurchases (assuming a repurchase price of $5.70 per subunit plus commissions and fees)	$2,307,892	$3,643,599	$5,462,986	$7,282,372	$9,101,758

Remaining funds held in trust	$16,534,880	$15,199,173	$13,379,786	$11,560,400	$9,741,014

Redemption threshold	1,845,879	1,616,840	1,306,084	997,059	690,732

Redemption threshold as a percentage of subunits issued in the Public Offering	58.37%	51.13%	41.30%	31.53%	21.84%

Funds expended on redemption	$11,048,998	$9,713,291	$7,893,904	$6,074,518	$4,255,132

Remaining funds	$5,485,882	$5,485,882	$5,485,882	$5,485,882	$5,485,882

(1)	Reflects repurchases through June 26, 2012

Redemption Rights

Pursuant to our Amended and Restated Memorandum and Articles of Association, if we structure the business combination as an acquisition that requires shareholder approval, or our management decides to seek shareholder approval of a business combination, shareholders voting against a proposed business combination will be entitled to redeem their subunits for a pro rata share of the trust account up to a maximum of $5.96 per subunit. Public shareholders who vote for the proposed business combination will be entitled to redeem their subunits for a full pro rata share of the trust account ($5.99 per subunit as adjusted for repurchases through June 26, 2012) plus any interest then held in the trust account, if the business combination is consummated. However, any shareholder redeeming its subunits will forfeit the one-half of a warrant included in such subunit, without the payment of any additional consideration. Accordingly, if we seek shareholder approval, redeeming shareholders voting against the proposed business combination will receive less consideration for their redeemed subunits than redeeming shareholders who vote in favor of the business combination to the extent that the full net pro rata portion of the trust account exceeds $5.96 per subunit.

Alternatively, our Amended and Restated Memorandum and Articles of Association further provide that if we structure the transaction as a pre-business combination tender offer, shareholders will be entitled to tender their subunits for a full pro rata share of the trust account ($5.99, as adjusted for repurchases through June 26, 2012), plus any interest then held in the trust account, if the business combination is consummated. However, any shareholder tendering its subunits will forfeit the one-half of a warrant included in such subunit, without the payment of any additional consideration.

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

We will consummate our initial business combination only if public shareholders holding one subunit less than 58.37% (as adjusted for repurchases through June 26, 2012 under our Repurchase Plan of the subunits sold in the Public Offering elect to redeem their subunits for cash. However, if we have exercised our right to purchase up to 50% of the subunits sold in the Public Offering, the redemption threshold will be reduced in direct proportion to the percentage of subunits purchased by us. In this event, we would disclose the number of subunits purchased by us and the revised redemption threshold in the materials distributed to our shareholders in connection with any vote to approve a business combination. The 58.37% redemption threshold is different from the redemption thresholds used by most blank check companies. Traditionally, blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a much smaller percentage of the shares sold in such company’s initial public offering, which percentage threshold is typically between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with a business combination.

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

In connection with the vote required for any business combination, our initial shareholders, including all of our officers and directors, have agreed to vote their respective initial shares in favor of the proposed business combination. In addition, our initial shareholders, including all of our officers and directors, have also agreed to vote any shares included in units or subunits purchased privately, purchased in the Public Offering or purchased following the Public Offering in the aftermarket in favor of the proposed business combination. We will proceed with the business combination only if holders of a majority of the outstanding shares are voted in favor of the business combination and public shareholders owning one subunit less than 58.37% (as adjusted for repurchases through June 26, 2012 under our Repurchase Plan) of the subunits sold in the Public Offering exercise their redemption rights. However, if we have exercised our right to purchase up to 50% of the subunits sold in the Public Offering, the redemption threshold will be reduced in direct proportion to the percentage of subunits purchased by us. In this event, we would disclose the number of subunits purchased by us and the revised redemption threshold in the materials distributed to our shareholders in connection with any vote to approve a business combination.

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

If we were to expend all of the net proceeds of the Public Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be as follows:

•	If we have not presented to public shareholders a proposed business combination by such time period, public shareholders shall be entitled to receive a full pro rata share of the trust account ($5.99, as adjusted for repurchases through June 26, 2012).

•	If, and only if, prior to liquidation, we hold a shareholder vote to approve a proposed business combination and such proposed business combination ultimately was not approved, the public shareholders that voted against the last proposed business combination before liquidation or did not vote on such business combination shall be entitled to receive only a pro rata share of the trust account up to a maximum of $5.96 per subunit, and those public shareholders who voted for the proposed business combination and continued to hold their shares until liquidation shall be entitled to receive a full pro rata share of the trust account ($5.99, as adjusted for repurchases through June 26, 2012).

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

Competition

In identifying, evaluating and selecting a target business, we may encounter competition from other entities having a business objective similar to ours. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Public Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. We will only have access to approximately $16.5 million in our trust account to consummate a business combination. Accordingly, if we locate a target business that is valued at substantially more than $16.5 million and the sellers of that target business wish to be paid in cash, we will be forced to obtain third party financing to complete such a transaction. There is no assurance that such financing will be available to us on terms acceptable to us or at all. Other blank check companies whose trust accounts are significantly larger than ours would not have the same problem in financing such a transaction. Accordingly, this inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. Furthermore, our ability to issue our securities in connection with any business combination would allow us to complete a business combination with a much larger target business. The following also may not be viewed favorably by certain target businesses:

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

Facilities

We maintain our principal executive offices at 555 N.E. 15th Street, Suite 200, Miami, FL 33132. We pay $7,500 per month to Ray Shi Capital Group, LLC, an affiliate of Yiting Liu, one of our directors, Ye (Sophie) Tao, one of our directors and Wei Li, our Chief Executive Officer and one of our directors, for this office space, administrative services and secretarial support. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The report of our independent registered public accountants on our financial statements includes an explanatory paragraph stating that our ability to continue as a going concern is dependent on securing additional financing. If the amount outside the trust account available for working capital is insufficient to pay our costs and expenses, we will be required to raise additional capital, the amount, availability and cost of which is currently unascertainable, through loans or additional investments from our initial shareholders, officers, directors or third parties. None of our initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we do not have sufficient proceeds to fund our initial business combination and are unable to obtain additional financing, we may be required liquidate prior to consummating our initial business combination. Except for a small amount of interest income, we have no present revenue and will not generate any revenues or income until, at the earliest, after the consummation of a business combination. We do not know when or if a business combination will occur. These factors raise substantial doubt about our ability to continue as a going concern.

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

Unlike other blank check companies, we allow up to one subunit less than 58.37% (as adjusted for repurchases through June 26, 2012 under our Repurchase Plan) of the subunits sold in the Public Offering to be redeemed. This higher threshold will make it easier for us to consummate a business combination with which you may not agree and could result in more money from the trust account being used to pay for redemptions than in other blank check companies, and very little money remaining in trust for the post-transaction company.

Each holder (other than the initial shareholders) of subunits will have the right to have his, her or its subunits redeemed by us for cash if the initial business combination is consummated. We will consummate the initial business combination only if public shareholders owning one subunit less than 58.37% (as adjusted for repurchases through June 26, 2012 under our Repurchase Plan) of the subunits sold in the Public Offering have exercised redemption rights on a cumulative basis; provided that in the case of a shareholder vote to approve a proposed business combination, a public shareholder, together with any affiliate of his or any person with whom he is acting in concert or as a “group” (as such term is defined in Sections 13(d) and 14(d) of the Exchange Act), will be restricted from seeking redemption with respect to more than 10% of the subunits sold in the Public Offering on a cumulative basis. In the past, many blank check companies have had redemption thresholds of between 19.99% and 39.99%, which makes it more difficult for such companies to consummate their initial business combination. Therefore, because we permit a larger number of shareholders to exercise their redemption rights, it will be easier for us to consummate an initial business combination with a target business in the face of strong shareholder dissent, and we have reduced the likelihood that a small group of investors holding a large block of our subunits will stop us from completing a business combination that is otherwise favored by our public shareholders. Depending on the number of subunits that are redeemed in connection with our initial business combination, we may have very little money in our trust account with which to consummate our initial business combination, which may result in our having to obtain additional financing to consummate our initial business combination, result in less money being available for use as working capital post business combination, or result in our failure to consummate an initial business combination.

The liquidity of our securities in the open market may be reduced due to our ability to use funds held in trust to purchase up to 50% of the subunits sold in the Public Offering.

Pursuant to our Amended and Restated Memorandum and Articles of Association, there can be released to us from the trust account amounts necessary to purchase up to 50% of the subunits sold in the Public Offering, or 1,581,250 subunits, at any time commencing on April 19, 2011 and ending on the date on which we announce an initial business combination. Additionally, we may redeem up to one subunit less than 58.37% (as adjusted for repurchases through June 26, 2012 under our Repurchase Plan) of the subunits issued in the Public Offering, provided, however, that if we have further exercised our right to purchase up to 50% of the subunits sold in the Public Offering, the redemption threshold will be reduced in direct proportion to the percentage of subunits purchased by us. In this event, we would disclose the number of subunits purchased by us and the revised redemption threshold in the materials distributed to our shareholders in connection with any vote to approve a business combination. Purchases or redemptions of our subunits would result in significantly fewer public shares issued and outstanding and which would in turn significantly reduce the liquidity of our securities, including our public shares that are not redeemed. As of June 26, 2012, we have repurchased 400,134 subunits under our Repurchase Plan.

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

Our Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 50,000,000 ordinary shares, par value $0.001 per share, and 5,000,000 preferred shares, par value $0.001 per share. There are 40,491,720 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and adjusted for subunits repurchased through June 26, 2012 in accordance with our Repurchase Plan). Although we currently have no commitment to do so, we may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary and preferred shares, to complete a business combination. The issuance of additional ordinary or preferred shares:

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

If the net proceeds of the Public Offering not being held in trust are insufficient to allow us to operate for at least the next 8 months, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate for at least the next 8 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Our estimates are also based on the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, or if the amounts not held in the trust account are insufficient to pay our costs and expenses, we will be required to raise additional capital, the amount, availability and cost of which is currently unascertainable, through loans or additional investments from our initial shareholders, officers, directors or third parties. None of our initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we do not have sufficient proceeds to fund our initial business combination and are unable to obtain additional financing, we may be required liquidate prior to consummating our initial business combination.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete an initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds from the Public Offering, approximately $108,977 was made available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital that we will need to identify one or more target businesses and to consummate our initial business combination, as well as to pay any tax obligations that we may owe. Although we do not know the exact rate of interest to be earned on the trust account, we believe that the recent historical interest rates of U.S. Treasury Bills with less than six months maturities are indicative of the interest to be earned on the funds in the trust account. According to the Federal Reserve Statistical Release dated May 29, 2012, which appears on the Federal Reserve website, U.S. Treasury Bills with four week, three month and six month maturities were approximately yielding, as of the week ended May 25, 2012, 0.07%, 0.09% and 0.14% per annum, respectively. While we cannot assure you the balance of the trust account will be invested to yield these rates, we believe such rates are representative of those we may receive on the balance of the trust account. If there is a decline in interest rates we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial shareholders, officers or directors to operate or may be forced to liquidate our trust account. Our initial shareholders, officers or directors are under no obligation to advance funds in such circumstances.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business, the due diligence process and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction, including any costs incurred in connection with our due diligence on the target business, likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control such as that public shareholders representing 58.37% (as adjusted for repurchases through June 26, 2012 under our Repurchase Plan) or more of our subunits issued in the Public Offering opt to have us redeem their subunits into a pro rata share of the trust account. Any such event will result in us having fewer resources for subsequent attempts to locate and acquire or merge with another business.

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

Unlike other similarly structured blank check companies, we are required to withdraw trust account proceeds to purchase subunits pursuant to the Repurchase Plan entered into with Morgan Stanley Smith Barney, LLC. As there would be fewer subunits outstanding following such purchases, the number of shares that would be required to be voted (if a shareholder vote were held) in favor of any potential business combination for such transaction to be approved would be reduced. The foregoing may have the effect of making it easier for us to complete our initial business combination. Furthermore, if our business combination requires us to use substantially all of our cash to pay the purchase price, we may be required to seek additional financing in order to complete the business combination. Moreover, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if we purchase up to the maximum number of subunits we may purchase using trust account proceeds and a significant number of holders exercise their redemption rights, we will have less cash available to use toward consummating our business combination and furthering our business plans following a business combination and may need to arrange third party financing. Through June 26, 2012, we have purchased 400,134 of our subunits for an aggregate cost of $2,307,892.

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

If we seek shareholder approval of any business combination, each public shareholder (but not our initial shareholders) will have the right to vote in favor of such business combination and to still seek to have his, her or its subunits redeemed for cash for a full pro rata share of the trust account, while those voting against the business combination will only be entitled to receive a maximum of $5.96 per subunit. Accordingly, if we seek shareholder approval, redeeming shareholders voting against the proposed business combination will receive less consideration for their redeemed subunits than redeeming shareholders who vote in favor of the business combination to the extent that the full net pro rata portion of the trust account exceeds $5.96 per subunit. If we hold a shareholder vote, we may proceed with a business combination only if (i) holders of a majority of our outstanding shares approve the business combination and (ii) public shareholders owning one subunit less than 58.37% (as adjusted for repurchases through June 26, 2012 under our Repurchase Plan) of the total number of subunits sold in the Public Offering exercise their redemption rights, regardless of whether they vote for or against the proposed business combination. Accordingly, public shareholders owning up to one subunit less than 58.37% of the subunits sold in the Public Offering may exercise their redemption rights and we could still consummate a proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. Furthermore, our redemption threshold at 58.37% is significantly higher than the more typical threshold of between 19.99% and 39.99% and further allows holders of our ordinary shares the right to vote in favor of our business combination and elect to redeem their shares. This higher threshold and the ability to seek redemption while voting in favor of our proposed business combination (and to receive a greater redemption amount if voting in favor of a business combination) may make it more likely that we will consummate a business combination. Notwithstanding the foregoing, if we have exercised our right to purchase up to 50% of the subunits sold in the Public Offering, the redemption threshold discussed above will be reduced in direct proportion to the percentage of subunits purchased by us.

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

If holders of subunits sold in the Public Offering indicate an intention to vote against a proposed business combination, in the event such a vote is held, and/or seek redemption of their subunits into cash, we may privately negotiate arrangements to provide for the purchase of such subunits at the closing of the business combination using funds held in the trust account. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our ordinary shares outstanding vote in favor of a proposed business combination, in the event such a vote is held, and that holders of fewer than 58.37% (as adjusted for repurchases through June 26, 2012 under our Repurchase Plan) of the total number of subunits sold in the Public Offering demand redemption of their subunits into cash where it appears that such requirements would otherwise not be met. Although we do not intend to pay a premium for subunits purchased in connection with any arrangement described above, in the event that we do determine to pay a premium for such subunits, we will only do so if our board of directors determines that it is in the best interests of our security-holders. The remaining security-holders may experience a reduction in book value per subunit compared to what the book value would have been if the subunits had been tendered. In the event that we were to purchase subunits pursuant to an arrangement described above, we would disclose the terms of such arrangements in a press release and/or on a Current Report on Form 8-K on the next business day after the date of the transaction, and, to the extent possible, at least two business days prior to the vote on the business combination (or the completion of the tender offer). If, however, we are coming to a deadline that cannot be moved (for example, the end of our existence or the drop-dead date in a business combination), we may not be able to release such information publicly two business days prior to the business combination and still complete the business combination, and such lesser notification period may not provide sufficient time for a security-holder to elect to redeem its securities or change its vote with respect to the business combination. This may result in the approval of a business combination that may not otherwise have been possible. Additionally, as a consequence of such purchases,

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

Our initial shareholders, including all of our officers and directors, collectively own approximately 22% of our issued and outstanding ordinary shares. None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase any units or subunits from persons in the open market or in private transactions. However, if, and only if, a vote is held to approve a business combination and a significant number of shareholders vote, or indicate an intention to vote, against a proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Additionally, if we purchase subunits sold in the Public Offering as indicated elsewhere in this annual report, such 22% block could represent as much as 33.3% depending on the number of subunits we ultimately purchase. In connection with any vote to approve a proposed business combination, if any, our initial shareholders have agreed to vote any shares they own in favor of our proposed business combination.

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

In general, we will be treated as a PFIC for any taxable year in which either (1) at least 75% of our gross income (looking through certain 25% or more-owned corporate subsidiaries) is passive income or (2) at least 50% of the average value of our assets (looking through certain 25% or more-owned corporate subsidiaries) is attributable to assets that produce, or are held for the production of, passive income. Passive income generally includes, without limitation, dividends, interest, rents, royalties, and gains from the disposition of passive assets. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our securities, the U.S. investor may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Because of the nature of our income and assets for our taxable years ended December 31, 2010 and December 31, 2011, we believe that we were a PFIC for each of those taxable years. Our actual PFIC status for our current taxable year ending December 31, 2012 or any subsequent taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

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

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 555 N.E. 15th Street, Suite 200, Miami, Florida. Ray Shi Capital Group, LLC, an entity affiliated with Yiting Liu, one of our directors, Ye (Sophie) Tao, one of our directors and Wei Li, our Chief Executive officer and one of our directors, has agreed to provide us with office space and administrative services at a cost of $7,500 per month. We consider our office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our subunits and warrants are each quoted on the OTC Bulletin Board under the symbols CHVQF and CHPVF, respectively. The subunits and warrants commenced trading on March 15, 2011. Units not separated are quoted on the OTC Bulletin Board under the symbol CHVPF. The units commenced trading on February 22, 2011.

The table below sets forth the high and low bid prices of our subunits, warrants, and units as reported on the OTC Bulletin Board for the period from March 15, 2011 (the date on which our subunits and warrants were first quoted on the OTC Bulletin Board) through March 31, 2012 and for the period from February 22, 2011 (the date on which our units were first quoted on the OTC Bulletin Board) through March 31, 2012.

Quarter Ended	Subunits (CHVQF)		Warrants (CHPVF)		Units (CHVPF)
	High	Low	High	Low	High	Low
March 31, 2011 (Period from March 15, 2011 (subunits and warrants) and February 22, 2011(units)	$5.71	$5.70	$0.35	$0.25	$6.03	$5.90

June 30, 2011	$5.75	$5.69	$0.35	$0.29	$5.95	$5.90
September 30, 2011	$5.70	$5.70	$0.35	$0.35	$6.00	$5.90
December 31, 2011	$5.70	$5.70	$0.50	$0.30	$6.00	$5.91
March 31, 2012	$5.78	$5.70	$0.50	$0.35	$5.95	$5.89

On June 26, 2012, the closings prices of our subunits, warrants, and units were $5.85, $0.42, and $5.90, respectively.

Holders

On June 26, 2012, there was 1 holder of record of our subunits, 8 holders of record of our warrants, 1 holder of record of our units and 3 holders of record of our ordinary shares. Such numbers do not include beneficial owners holding units, shares or warrants through nominee names.

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

Use of Proceeds

On February 25, 2011, we completed (i) our initial public offering of 2,750,000 units and (ii) an offering of 2,642,856 warrants, which we refer to as the Warrant Offering. On March 8, 2011, the underwriters of our initial public offering exercised their over-allotment option, for a total of an additional 412,500 units (over and above the 2,750,000 units sold in the initial public offering) for an aggregate offering of 3,162,500 units. Each unit consists of one subunit and one-half of a warrant. Each subunit consists of one ordinary share, par value $0.001, and one-half of a warrant. Each whole warrant entitles the holder to purchase one ordinary share at a price of $5.00. The units were sold at an offering price of $6.00 per unit and the warrants were sold at an offering price of $0.35 per warrant, generating total gross proceeds of $19,900,000. EarlyBirdCapital, Inc. (“EBC”) acted as the underwriter. The securities sold in the warrant offering and in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File Nos. 333-170006 and 333-172374). The Securities and Exchange Commission declared the registration statement effective on February 17, 2011.

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

Through June 26, 2012, we have used $2,307,892 of the proceeds from our Public Offering and Warrant Offering to repurchase 400,134 shares of our subunits in accordance with our Repurchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock purchased by the Company during the quarter ended March 31, 2012:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Withheld Under the Plans or Programs
1/1/11 – 1/31/12(1)	-		-
2/1/11 – 2/29/12(1)	-		-
3/1/11 – 3/31/12(1)	-		-
Total	-		-	1,181,116

(1)	According to our amended Memorandum and Articles of Association, in the event that the subunits offered in the Public Offering (the “Subunits”) trade at or below $5.70 per Subunit, there can be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announces a Business Combination. Purchases will be made only in open market transactions pursuant to a Repurchase Plan entered into by the Company on February 16, 2011 (the “Repurchase Plan”), which requires the Company to maintain a limit order for the Subunits at $5.70 per share during the purchase period until the maximum number of Subunits has been purchased. It is intended that purchases will comply with the technical requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18.

Item 6.	Selected Financial Data

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

We presently have no revenue, have had losses since inception, and have no operations other than the active solicitation of an acquisition target. We have relied upon the sale of our securities to fund our operations.

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

Results of Operations

We have not generated any revenues to date. Our entire activity since inception up to the closing of our Public Offering on February 25, 2011 was in preparation for that event. After the Public Offering, our activity has been limited to the evaluation of business combination candidates, and we will not generate any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

We incurred net losses of $232,037 and $22,324 for the year ended from March 31, 2012 and for the period from September 3, 2010 (inception) through March 31, 2011, respectively. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of March 31, 2012, we had $14,926 in cash and cash equivalents. In restricted cash and cash equivalents held in trust, we had, $16,534,880 which amount is to be used only to consummate a business combination and repurchase or redeem our subunits. As of June 26, 2012, we had used $2,307,892 of the funds held in trust to repurchase our subunits.

We intend to use the cash available for operations plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of May 29, 2012, for the week ended May 25, 2012, U.S Treasury Bills with 4 week, three month, and six month maturities were yielding approximately 0.07%, 0.09%, and 0.14%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the 11 months from March 31, 2012, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. Our actual costs may be higher or lower than these estimates. We anticipate that we will incur approximately:

•	$90,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$10,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

•	$45,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$45,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums; and

•	$82,500 for office space, administrative services and secretarial support.

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as entering into contingent fee arrangements with our vendors. We will need to raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These factors raise substantial doubt about our ability to continue as a going concern.

After the underwriters exercised their over-allotment option, the net proceeds from our Public Offering and Warrant Offering, after deducting offering expenses of $291,024 and underwriting discounts of $664,125, were $18,944,851. Of this amount, $18,835,874, was placed into trust. As of June 26, 2012, we have used $2,307,892 of the funds placed into trust to repurchase our subunits pursuant to our Repurchase Plan. The remaining net proceeds not in trust is being used for working capital purposes. We intend to use the net proceeds of the warrant offering and our Public Offering, representing our funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $600,000 payable to EarlyBirdCapital, Inc. (“EBC”) upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

Our Company did not have any off-balance sheet arrangements as of June 26, 2012.

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

We have audited the accompanying balance sheets of China VantagePoint Acquisition Company (a company in the development stage) (the “Company”) as of March 31, 2012 and 2011, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended March 31, 2012 and the period from September 3, 2010 (inception) through March 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of China VantagePoint Acquisition Company (a company in the development stage), as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended March 31, 2012 and for the period from September 3, 2010 (inception) through March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, the Company has no present revenue and the Company’s cash and working capital as of March 31, 2012, are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP
New York, NY
June 29, 2012

China VantagePoint Acquisition Company

(A Company in the Development Stage)

BALANCE SHEETS

	March 31, 2012	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$14,926	$132,384
Prepaid expenses	1,500	7,077
Total current assets	16,426	139,461

Restricted cash and cash equivalents held in trust account	16,534,880	18,838,855
Total assets	$16,551,306	$18,978,316

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$37,583	$15,115
Accounts payable - related party	106,025	15,574
Total liabilities	143,608	30,689

Commitments and contingencies

Ordinary shares, subject to possible redemption (1,845,879 and 2,241,579 shares at redemption value at March 31, 2012 and 2011, respectively)(1)	11,051,067	13,352,975

Shareholders’ equity
Preferred shares, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized; 3,552,991 and 3,953,125 shares issued and outstanding (less 1,845,879 and 2,241,579 shares subject to possible redemption) at March 31, 2012 and 2011, respectively	1,707	1,712
Additional paid-in capital	5,609,285	5,615,264
Deficit accumulated during the development stage	(254,361)	(22,324)
Total shareholders’ equity	5,356,631	5,594,652

Total liabilities, redeemable ordinary shares and shareholders’ equity	$16,551,306	$18,978,316

(1)As a result of repurchases of ordinary shares through March 31, 2012, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,845,879.

The accompanying notes are an integral part of these financial statements

China VantagePoint Acquisition Company

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

	For The Year ended March 31, 2012	For the Period September 3, 2010 (Inception) through March 31, 2011	For the Period September 3, 2010 (Inception) through March 31, 2012

Operating and formation costs:
Legal and professional fees	$124,862	$9,874	$134,736
General and administrative expenses	37,374	4,985	42,359
Administrative expense - related party	90,000	10,446	100,446

Loss from operations	(252,236)	(25,305)	(277,541)

Interest income	20,199	2,981	23,180

Net loss	$(232,037)	$(22,324)	$(254,361)

Basic and diluted net loss per share	$(0.14)	$(0.02)

Weighted average ordinary shares outstanding - basic and diluted	1,707,942	943,841

The accompanying notes are an integral part of these financial statements

China VantagePoint Acquisition Company

(A Company in the Development Stage)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Period from September 3, 2010 (Inception) through March 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Ordinary Shares		Paid-In	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued September 3, 2010 (Inception) at $0.0316per share for cash	790,625	$791	$24,209	$-	$25,000

Sale of 2,750,000 units on February 25, 2011 at $6.00 per Unit, net of offering expenses of $868,176 (includes 1,833,149 shares subject to possible redemption as of March 31, 2011)(1)	2,750,000	2,750	15,629,074	-	15,631,824

Sale of Warrant Offering warrants on February 25, 2011	-	-	925,000	-	925,000

Sale of Underwriter Purchase Option on February 25, 2011	-	-	100	-	100

Sale of 412,500 units on March 11, 2011 at $6.00 per unit, net of offering expenses of $86,973 (includes 408,430 shares subject to possible redemption as of March 31, 2011)(1)	412,500	412	2,387,615	-	2,388,027

Net proceeds subject to possible redemption of 2,241,579 shares at redemption value	-	(2,241)	(13,350,734)	-	(13,352,975)

Net loss	-	-	-	(22,324)	(22,324)

Balance at March 31, 2011	3,953,125	$1,712	$5,615,264	$(22,324)	$5,594,652

Repurchase of ordinary shares in accordance with the Company's Repurchase Plan	(400,134)	(400)	(2,307,492)	-	(2,307,892)

Reduction in net proceeds subject to possible redemption of 395,700 shares at redemption value(1)	-	395	2,301,513	-	2,301,908

Net loss	-	-	-	(232,037)	(232,037)

Balance at March 31, 2012	3,552,991	$1,707	$5,609,285	$(254,361)	$5,356,631

(1)As a result of repurchases of ordinary shares through March 31, 2012, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,845,879.

The accompanying notes are an integral part of these financial statements

China VantagePoint Acquisition Company

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2012	For the Period September 3, 2010 (Inception) through March 31, 2011	For the Period September 3, 2010 (Inception) through March 31, 2012
Operating Activities
Net loss	$(232,037)	$(22,324)	$(254,361)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	5,577	(7,077)	(1,500)
Accounts payable and accrued expenses	22,468	15,115	37,583
Accounts payable - related party	90,451	15,574	106,025
Net cash (used in) provided by operating activities	(113,541)	1,288	(112,253)

Investing Activities
Investment in restricted cash and cash equivalents	(20,086)	(18,838,855)	(18,858,941)
Amounts from restricted cash and cash equivalents used to repurchase ordinary shares	2,307,892	-	2,307,892
Proceeds from redemption of restricted cash and cash equivalents	16,169	-	16,169
Net cash provided by (used in) investing activities	2,303,975	(18,838,855)	(16,534,880)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	25,000	25,000
Proceeds from issuance of note to initial shareholders	-	50,000	50,000
Repayment of note to initial shareholders	-	(50,000)	(50,000)
Proceeds from Public Offering, net of offering costs	-	18,019,851	18,019,851
Proceeds from Warrant Offering	-	925,000	925,000
Proceeds from sale of Underwriter Purchase Option	-	100	100
Repurchase of ordinary shares	(2,307,892)	-	(2,307,892)
Net cash (used in) provided by financing activities	(2,307,892)	18,969,951	16,662,059

Net (decrease) increase in cash and cash equivalents	(117,458)	132,384	14,926
Cash and cash equivalents, beginning	132,384	-	-
Cash and cash equivalents, ending	$14,926	$132,384	$14,926

The accompanying notes are an integral part of these financial statements

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

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the accounting and disclosure rules of the Securities and Exchange Commission (“SEC”). The Company has evaluated subsequent events through the issuance of this Form 10-K.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

At March 31, 2012, the Company had not commenced any operations. All activity through March 31, 2012 relates to the Company’s formation, the Company’s initial public offering and the search for a business combination. The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on February 17, 2011. On February 18, 2011, the Company filed a new registration statement to increase the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”). The Company consummated the Public Offering and Warrant Offering on February 25, 2011 and received initial net proceeds of $16,556,824. On March 8, 2011, the underwriter exercised its over-allotment option and on March 11, 2011 the Company received additional net proceeds of $2,388,027, bringing total net proceeds to $18,944,851 (Note 3).

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

March 31, 2012

Note 1—Organization, Business Operations and Going Concern, continued

In the event that the subunits offered in the Public Offering (the “Subunits”) trade at or below $5.70 per Subunit, there can be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announces a Business Combination. Purchases will be made only in open market transactions pursuant to a 10b5-1 plan entered into by the Company on February 16, 2011 (the “Repurchase Plan”), which requires the Company to maintain a limit order for the Subunits at $5.70 per Subunit during the purchase period until the maximum number of Subunits has been purchased. It is intended that purchases will comply with the technical requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18. Through March 31, 2012, the Company has purchased 400,134 subunits under this plan at a cost of $2,307,892. The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired shares in the Public Offering (“Public Shareholders”) with the opportunity to redeem their Subunits for a pro rata share of the Trust Account. In the event that shareholders owning 58.37% (as adjusted for repurchases through March 31, 2012 under the Repurchase Plan and interest earned but not released from the Trust Account) or more of the Subunits sold in the Public Offering exercise their redemption rights described below (the “Redemption Threshold”), or, solely with respect to a transaction subject to shareholder approval, a majority vote against the Business Combination, the Business Combination will not be consummated. However, as the Company purchases up to 50% of the Subunits sold in the Public Offering in accordance with the Repurchase Plan, the Redemption Threshold is reduced in direct proportion to the percentage of Subunits purchased by the Company. In this event, the Company would disclose the number of Subunits purchased by it and the revised Redemption Threshold in the materials distributed to its shareholders in connection with any vote to approve a Business Combination. The Initial Shareholders have waived any redemption rights they may have in connection with the Business Combination.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

Note 1—Organization, Business Operations and Going Concern, continued

With respect to a Business Combination which is consummated, any Public Shareholder can demand that the Company redeem his or her Subunits. If the Company holds a shareholder vote to approve a Business Combination, any Public Shareholder voting against the Business Combination and seeking redemption will be entitled to redeem their Subunits for a pro rata portion of the Trust Account up to a maximum of approximately $5.96 per Subunit. Any Public Shareholder voting in favor of the Business Combination and seeking redemption will have his or her Subunits redeemed for a full pro rata portion of the Trust Account (approximately $5.99 per Subunit as of March 31, 2012) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements. If the Company commences a tender offer in connection with a Business Combination, a Public Shareholder tendering his, her or its Subunits will have such Subunits redeemed for a full pro rata portion of the Trust Account (approximately $5.99 per Subunit as of March 31, 2012) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements. Accordingly, Public Shareholders holding up to 1,845,879 Subunits (as adjusted for repurchases through March 31, 2012 under the Repurchase Plan and interest earned but not released from the Trust Account) may seek redemption of their Subunits in the event of a Business Combination. Notwithstanding the foregoing, the Company’s amended Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate or other person with whom such Public Shareholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from voting or, in the event that the Company holds a vote with respect to a Business Combination, redeeming more than 10% of the Subunits sold in the Public Offering (but only with respect to the amount over 10% of the Subunits sold in the  Public Offering). A “group” will be deemed to exist if Public Shareholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

The Company’s Amended and Restated Memorandum and Articles of Association provide that if the Company has not completed a Business Combination by August 25, 2012, or February 25, 2013 if a definitive agreement has been executed by August 25, 2012 and a Business Combination has not been consummated by February 25, 2013, the Company will automatically dissolve, liquidate and distribute its remaining assets, including amounts held in the Trust Account, to the Public Shareholders. In the event of a liquidation, if the Company has not presented an initial Business Combination to the Public Shareholders for approval, the Public Shareholders will be entitled to receive their pro rata share of the Trust Account (approximately $5.99 per Subunit as of March 31, 2012). In the event of a liquidation, if the Company has presented an initial Business Combination to the Public Shareholders for approval, and the Public Shareholders have rejected the initial Business Combination, the Public Shareholders who voted against the last initial Business Combination or who did not vote will be entitled to receive only a pro rata share of the Trust Account up to a maximum of approximately $5.96 per subunit and Public Shareholders who voted in favor of the last initial Business Combination will be entitled to receive a full pro rata share of the Trust Account calculated two days prior to the distribution date.

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

March 31, 2012

Note 1—Organization, Business Operations and Going Concern, continued

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as entering into contingent fee arrangements with its vendors. The Company will need to raise additional capital through loans or additional investments from its Initial Shareholders, officers, directors, or third parties. None of the Initial Shareholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2—Significant Accounting Policies

Cash and cash equivalents

Cash: The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of March 31, 2012 substantially all of the Company’s funds are held at one financial institution.

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

Loss per share

Ordinary loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Common shares subject to possible redemption at March 31, 2012 and 2011 of 1,845,879 and 2,241,579, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Loss per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. At March 31, 2012 and 2011, the Company has not considered the effect of warrants to purchase 5,605,289 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

        Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	Balance Sheet	Quoted Prices in Active Markets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash and cash equivalents held in trust account
March 31, 2012	$16,534,880	$16,534,880	$-	$-
March 31, 2011	$18,838,855	$18,838,855	$-	$-

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2012 and 2011, the ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has identified the Cayman Islands, the United States and the State of Florida as its only major tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 3, 2010, the evaluation was performed for the 2010 and 2011 tax years, which are the only completed periods subject to examination. The Company is on a calendar year for tax purposes. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company is considered an exempted company in the Cayman Islands for tax purposes. As an exempted company, the Company is able to avoid direct taxation from the Cayman Islands government for a period of 20 years if such direct taxation were ever introduced in the Cayman Islands by obtaining a tax undertaking from the Cayman Islands government.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from September 3, 2010 (Inception) through March 31, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

Note 3—Public Offering and Warrant Offering

On February 25, 2011, the Company sold 2,750,000 units at an offering price of $6.00 per Unit. Each Unit included one Subunit and one-half of a warrant. Each Subunit consisted of one ordinary share and one-half of a warrant. On March 8, 2011, the underwriters of the Public Offering exercised their over-allotment option, for an additional 412,500 Units, or an aggregate offering of 3,162,500 Units. Each whole warrant (“Public Warrant”) will entitle the holder to purchase from the Company one ordinary share at an exercise price of $5.00 per share and the Public Warrants will become exercisable upon the consummation of a business combination with a target business. The Public Warrants will expire on the earlier of (i) 5:00 p.m., New York City time, on the three-year anniversary of the consummation of our Business Combination, (ii) the Company’s liquidation if the Company has not completed a Business Combination within the required time periods and (iii) the redemption of the Public Warrants. The Units sold in the Public Offering began trading on February 22, 2011. The Subunits and Public Warrants comprising the Units, but not the ordinary shares and Public Warrants included in the Subunits, began separate trading on March 15, 2011.

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

March 31, 2012

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

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

Note 4—Commitments and Contingencies

The Company has agreed to pay an aggregate of $7,500 a month for office space and general and administrative services to an entity affiliated with the Company, commencing February 17, 2011 and terminating on the earlier to occur of (i) the consummation of an initial Business Combination and (ii) the liquidation of the Company. This affiliated entity also occasionally pays for travel and other expenses of the Company not related to general and administrative services. The Company is obligated to reimburse them for these expenses. At March 31, 2012, the Company has included in accounts payable – related party $106,025 representing an obligation to this affiliate company for this office space, these general and administrative services, and these reimbursable expenses.

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

Note 5—Income Taxes

The Company’s deferred tax assets are as follows:

	As of March 31,
	2012	2011
Net operating loss carryforwards	$101,335	$8,930
Total deferred tax assets	101,355	8,930
Less: valuation allowance	(101,355)	(8,930)
Net deferred tax assets	$-	$-

The Company has a net operating loss of approximately $253,000 that expires between 2031 and 2032. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at March 31, 2012.

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

The Company established a valuation allowance of $101,355 and $8,930 as of March 31, 2012, and March 31, 2011, which fully offset the deferred tax assets of $101,355 and $8,930, respectively.  The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to the net operating losses of approximately $253,000 and $22,000 for each of the year ended March 31, 2012 and the period September 3, 2010 (inception) through March 31, 2011, respectively. Effective tax rates differ from statutory rates.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

Note 5—Income Taxes, continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended March 31, 2012	For the Period September 3, 2010 (inception) through March 31, 2011
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax	(6.0)%	(6.0)%
Permanent difference:
Meals and entertainment	0.2%	-%
Increase in valuation allowance	39.8%	40.0%
Effective income tax rate	-%	-%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the Company’s projected future taxable income and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets for every period, since it is more likely than not that all of the deferred tax assets will not be realized. The change in valuation allowance for the years ended March 31, 2012 and 2011 was $92,425 and $8,930, respectively.

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

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

Note 6—Shareholders’ Equity, continued

Ordinary Shares, continued

Depending on the number of holders who choose to exercise their redemption rights in connection with the Company’s initial business combination, the Company could be required to redeem for cash up to one Subunit less than 58.37% (as adjusted for repurchases through March 31, 2012 under the Company’s Repurchase plan and interest earned but not released from the Trust Account) of the subunits sold in the Public Offering, or 1,845,879 shares, at a redemption price of approximately $5.99 per share for approximately $11,051,067, in the aggregate assuming that all of the Company’s shareholders vote in favor of the proposed business combination and are therefore entitled to receive a full pro rata share of the trust account.

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

Note 7—Subsequent Events

Management evaluates subsequent events that have occurred after the balance sheet date through the date the financial statements were publically available to determine if events or transactions occurring require potential adjustment to or disclosure in the financial statements and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive and Financial Officer has concluded that our internal control over financial reporting was effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position

Wei Li	35	Chief Executive Officer and Director

Yiting Liu	31	Co-Chair of the Board of Directors

Ye (Sophie) Tao	33	Co-Chair of the Board of Directors

Wei Li. Mr. Li has been our Chief Executive Officer and a director since our inception. Since February 2011, Mr. Li has been a Managing Member of Ray Shi Capital Group, LLC, an entity which focuses on investments in Greater China and Asia. From November 2010 to February 2011, Mr. Li has been a Managing Member of W Ray Shi LLC, an entity which he co-founded and which focuses on investments in Greater China and Asia. From September 2003 through March 2010, Mr. Li acted in various capacities at Whitebox Advisors, a multi-strategy hedge fund, including managing its Asian long short strategy as a fund manager. He was also responsible for structuring and investing in reverse mergers, PIPEs and private financing activities related to Chinese companies. From July 1999 through July 2000, Mr. Li was a consultant with Arthur Andersen LLP. Mr. Li graduated from Zhongshan University with a Bachelor of Arts and also graduated from the University of Chicago, Graduate School of Business with a Master of Business Administration. Mr. Li is a Chartered Financial Analyst..

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

Audit Committee and Audit Committee Financial Expert

Our board of directors intends to establish an audit committee upon consummation of a business combination. At that time our board of directors intends to adopt a charter for the audit committee. Accordingly, we do not have an audit committee financial expert at this time and will not have such an expert until we consummate our initial business combination.

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

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 26, 2012 by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all ordinary shares that they beneficially own, subject to applicable community property laws. All Ordinary Shares subject to options or warrants exercisable within 60 days of June 26, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, percentage ownership of outstanding shares is based on 3,552,991 ordinary shares outstanding as of June 26, 2012.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares

Wei Li	263,542	7.4%
Yiting Liu	263,542	7.4%
Ye (Sophie) Tao	263,541	7.4%
All directors and executive officers as a group (3 persons)	790,625	22.2%
Encore Atlantic Fund, LLC(2)	250,000	7.0%
Brian Taylor(3)	250,000	7.0%
Pine River Capital Management L.P.(4)	250,000	7.0%
AQR Capital Management, LLC (5)	238,275	6.7%
Nisswa Master Fund Ltd.(6)	227,088	6.4%
North Pole Capital Master Fund(7)	185,200	5.2%

(1)	Unless otherwise noted, the business address of each of the individuals is 555 N.E. 15th Street, Suite 200, Miami, Florida 33132.

(2)	The business address of Encore Atlantic Fund, LLC is 3700 South Ocean Boulevard, Apt. 1503, Highland Beach, Florida 33487. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the Securities and Exchange Commission on March 1, 2011.

(3)	The business address of Mr. Taylor is c/o Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305. Mr. Taylor shares voting and dispositive control over these shares. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the Securities and Exchange Commission on April 8, 2011.

(4)	The business address of Pine River Capital Management L.P. is 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305. Pine River Capital Management L.P. shares voting and dispositive control over these shares. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the Securities and Exchange Commission on April 8, 2011.

(5)	The business address of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830. AQR Capital Management, LLC shares voting and dispositive power over these shares. AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 5.6% of the total amount held by AQR Capital Management, LLC. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012.

(6)	The business address of Nisswa Master Fund Ltd, is c/o Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305. Nisswa Maser Fund Ltd. shares voting and dispositive control over these shares. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the Securities and Exchange Commission on April 8, 2011.

(7)	The business address of North Pole Capital Master Fund is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario, M5H 2Y4, Canada. Polar Securities, Inc. serves as investment advisor to North Pole Capital Master Fund with respect to these shares. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G filed with the Securities and Exchange Commission on June 4, 2012.

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

We have agreed to pay to Ray Shi Capital Group, LLC, an affiliate of Yiting Liu, one of our directors, Ye (Sophie) Tao, one of our directors and Wei Li, our Chief Executive Officere and one of our directors, a total of $7,500 per month for office space, administrative services and secretarial support for a period commencing on February 18, 2011 and ending on the earlier of our consummation of a business combination or the liquidation of the trust account if we have not completed a business combination within the required time periods. This arrangement was agreed to by Ray Shi Capital Group, LLC for our benefit and is not intended to provide Ray Shi Capital Group, LLC compensation. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

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

The firm Marcum LLP (“Marcum”) is our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

During the fiscal year ended March 31, 2012, fees for an independent registered public accounting firm were $43,750, consisting of $20,000 for the Annual Report for the fiscal year ended March 31, 2012 and $7,500, $7,500 and $8,750 for the Quarterly Reports for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011, respectively.

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

Audit-Related Fees

During the fiscal year ended March 31, 2012, there were no audit related fees.

During the period from September 3, 2010 (Inception) through March 31, 2011, we incurred audit-related fees of $12,000 for the review of our Registration Statement and related amendments filed with the SEC between October 19, 2010 and February 17, 2011.

Tax Fees

During the fiscal year ended March 31, 2012 and during the period from September 3, 2010 (Inception) through March 31, 2011, fees billed for income tax preparation services by our independent registered public accounting firm were $3,000, consisting of $1,500 for the tax returns for the calendar year ended December 31, 2011 and $1,500 for the tax returns for the calendar year ended December 31, 2010.

All Other Fees

During the fiscal year ended March 31, 2012 and during the period from September 3, 2010 (Inception) through March 31, 2011, there were no fees billed for products or services provided by our independent registered public accounting firm other than those set forth above.

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

CHINA VANTAGEPOINT ACQUISITION COMPANY

Date: June 29, 2012	By:	/s/ Wei Li
		Name:	Wei Li
		Title:	Chief Executive Officer
(Principal Executive, Accounting
and Financial Officer)

Exhibit Index

Exhibit No.	Document Description
31.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.