Form 10-Q
period 2012-06-30
China VantagePoint Acquisition Co
filed 2012-08-10
CIK 1503401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  000-54269

China VantagePoint Acquisition Company
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0677690
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

555 NE 15th Street, Suite 200
Miami, Florida	33132
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 9, 2012 the registrant had 3,552,991 ordinary shares outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED BALANCE SHEETS

	As of
	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,873	$14,926
Prepaid expenses	1,500	1,500
Total current assets	29,373	16,426

Restricted cash and cash equivalents held in trust account	16,542,970	16,534,880
Total assets	$16,572,343	$16,551,306

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$74,480	$37,583
Accounts payable - related party	128,615	106,025
Total liabilities	203,095	143,608

Commitments and contingencies

Ordinary shares, subject to possible redemption (1,846,327 and 1,845,879 shares at redemption value at June 30 and March 31, 2012, respectively)(1)	11,057,090	11,051,067

Shareholders’ equity
Preferred shares, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized; 3,552,991 shares issued and outstanding (less 1,846,327 and 1,845,879 shares subject to possible redemption) at June 30 and March 31, 2012, respectively	1,707	1,707
Additional paid-in capital	5,603,262	5,609,285
Deficit accumulated during the development stage	(292,811)	(254,361)
Total shareholders’ equity	5,312,158	5,356,631

Total liabilities, redeemable ordinary shares and shareholders’ equity	$16,572,343	$16,551,306

(1)As a result of repurchases of ordinary shares and interest earned on the funds held in trust, but not released for working capital purposes through June 30, 2012, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,846,327.

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		For the Period September 3, 2010 (Inception) through
	2012	2011	June 30, 2012

Operating and formation costs:
Legal and professional fees	$15,436	$41,910	$150,172
General and administrative expenses	8,604	25,600	50,963
Administrative expense - related party	22,500	22,500	122,946

Loss from operations	(46,540)	(90,010)	(324,081)

Interest income	8,090	5,729	31,270

Net loss	$(38,450)	$(84,281)	$(292,811)

Basic and diluted net loss per share	$(0.02)	$(0.05)

Weighted average ordinary shares outstanding - basic and diluted	1,707,107	1,711,299

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Period from September 3, 2010 (Inception) through June 30, 2012

				Deficit
				Accumulated
			Additional	During the
	Ordinary Shares		Paid-In	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued September 3, 2010 (Inception) at $0.0316 per share for cash	790,625	$791	$24,209	$-	$25,000

Sale of 2,750,000 units on February 25, 2011 at $6.00 per Unit, net of offering expenses of $868,176 (includes 1,833,149 shares subject to possible redemption as of March 31, 2011)(1)	2,750,000	2,750	15,629,074	-	15,631,824

Sale of Warrant Offering warrants on February 25, 2011	-	-	925,000	-	925,000

Sale of Underwriter Purchase Option on February 25, 2011	-	-	100	-	100

Sale of 412,500 units on March 11, 2011 at $6.00 per unit, net of offering expenses of $86,973 (includes 408,430 shares subject to possible redemption as of March 31, 2011)(1)	412,500	412	2,387,615	-	2,388,027

Net proceeds subject to possible redemption of 2,241,579 shares at redemption value	-	(2,241)	(13,350,734)	-	(13,352,975)

Net loss	-	-	-	(22,324)	(22,324)

Balance at March 31, 2011	3,953,125	$1,712	$5,615,264	$(22,324)	$5,594,652

Repurchase of ordinary shares in accordance with the Company's Repurchase Plan	(400,134)	(400)	(2,307,492)	-	(2,307,892)

Reduction in net proceeds subject to possible redemption of 395,700 shares at redemption value(1)	-	395	2,301,513	-	2,301,908

Net loss	-	-	-	(232,037)	(232,037)

Balance at March 31, 2012	3,552,991	$1,707	$5,609,285	$(254,361)	$5,356,631

Reduction in net proceeds subject to possible redemption of 448 shares at redemption value (1)	-	-	(6,023)	-	(6,023)

Net loss	-	-	-	(38,450)	(38,450)

Balance at June 30, 2012	3,552,991	1,707	5,603,262	(292,811)	5,312,158

(1)As a result of repurchases of ordinary shares and interest earned on the funds held in trust but not released for working capital purposes through June 30, 2012, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,846,327.

The accompanying notes are an integral part of these condensed financial statements.

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the Period September 3, 2010 (Inception) through June 30, 2012
Operating Activities
Net loss	$(38,450)	$(84,281)	$(292,811)
Adjustments to reconcile net loss to cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	3,105	(1,500)
Accounts payable and accrued expenses	36,897	23,713	74,480
Accounts payable - related party	22,590	17,372	128,615
Net cash (used in) provided by operating activities	21,037	(40,091)	(91,216)

Investing Activities
Investment in restricted cash and cash equivalents	(8,090)	(5,729)	(18,867,031)
Amounts released from restricted cash and cash equivalents used to repurchase ordinary shares	-	1,155,982	2,307,892
Proceeds from redemption of restricted cash and cash equivalents	-	-	16,169
Net cash provided by (used in) investing activities	(8,090)	1,150,253	(16,542,970)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	-	25,000
Proceeds from issuance of note to initial shareholders	-	-	50,000
Repayment of note to initial shareholders	-	-	(50,000)
Proceeds from Public Offering, net of offering costs	-	-	18,019,851
Proceeds from Warrant Offering	-	-	925,000
Proceeds from sale of Underwriter Purchase Option	-	-	100
Repurchase of ordinary shares	-	(1,155,982)	(2,307,892)
Net cash (used in) provided by financing activities	-	(1,155,982)	16,662,059

Net (decrease) increase in cash and cash equivalents	12,947	(45,820)	27,873
Cash and cash equivalents, beginning	14,926	132,384	-
Cash and cash equivalents, ending	$27,873	$86,564	$27,873

Supplemental disclosure of non-cash investing and financing transactions:
Repurchase of ordinary shares included in accounts payable and accrued expenses	$-	$311,820	$-

The accompanying notes are an integral part of these condensed financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the three months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013 or any other future period. The balance sheet data at March 31, 2012 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2012.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

At June 30, 2012, the Company had not commenced any operations. All activity through June 30, 2012 relates to the Company’s formation, the Company’s initial public offering and the search for a business combination. The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on February 17, 2011. On February 18, 2011, the Company filed a new registration statement to increase the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”). The Company consummated the Public Offering and Warrant Offering on February 25, 2011 and received initial net proceeds of $16,556,824. On March 8, 2011, the underwriter exercised its over-allotment option and on March 11, 2011 the Company received additional net proceeds of $2,388,027, bringing total net proceeds to $18,944,851 (Note 3).

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

June 30, 2012

(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

In the event that the subunits offered in the Public Offering (the “Subunits”) trade at or below $5.70 per Subunit, there can be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announces a Business Combination. Purchases will be made only in open market transactions pursuant to a 10b5-1 plan entered into by the Company on February 16, 2011 (the “Repurchase Plan”), which requires the Company to maintain a limit order for the Subunits at $5.70 per Subunit during the purchase period until the maximum number of Subunits has been purchased. It is intended that purchases will comply with the technical requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18. Through June 30, 2012, the Company has purchased 400,134 Subunits under this plan at a cost of $2,307,892. The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired shares in the Public Offering (“Public Shareholders”) with the opportunity to redeem their Subunits for a pro rata share of the Trust Account. In the event that shareholders owning 58.38% (as adjusted for repurchases through June 30, 2012 under the Repurchase Plan and interest earned but not released from the Trust Account) or more of the Subunits sold in the Public Offering exercise their redemption rights described below (the “Redemption Threshold”), or, solely with respect to a transaction subject to shareholder approval, a majority vote against the Business Combination, the Business Combination will not be consummated. However, as the Company purchases up to 50% of the Subunits sold in the Public Offering in accordance with the Repurchase Plan, the Redemption Threshold is reduced in direct proportion to the percentage of Subunits purchased by the Company. In this event, the Company would disclose the number of Subunits purchased by it and the revised Redemption Threshold in the materials distributed to its shareholders in connection with any vote to approve a Business Combination. The Initial Shareholders have waived any redemption rights they may have in connection with the Business Combination.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

With respect to a Business Combination which is consummated, any Public Shareholder can demand that the Company redeem his or her Subunits. If the Company holds a shareholder vote to approve a Business Combination, any Public Shareholder voting against the Business Combination and seeking redemption will be entitled to redeem their Subunits for a pro rata portion of the Trust Account up to a maximum of approximately $5.96 per Subunit. Any Public Shareholder voting in favor of the Business Combination and seeking redemption will have his or her Subunits redeemed for a full pro rata portion of the Trust Account (approximately $5.99 per Subunit as of June 30, 2012) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements. If the Company commences a tender offer in connection with a Business Combination, a Public Shareholder tendering his, her or its Subunits will have such Subunits redeemed for a full pro rata portion of the Trust Account (approximately $5.99 per Subunit as of June 30, 2012) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements. Accordingly, Public Shareholders holding up to 1,846,327 Subunits (as adjusted for repurchases through June 30, 2012 under the Repurchase Plan and interest earned but not released from the Trust Account) may seek redemption of their Subunits in the event of a Business Combination. Notwithstanding the foregoing, the Company’s amended Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate or other person with whom such Public Shareholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from voting or, in the event that the Company holds a vote with respect to a Business Combination, redeeming more than 10% of the Subunits sold in the Public Offering (but only with respect to the amount over 10% of the Subunits sold in the  Public Offering). A “group” will be deemed to exist if Public Shareholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

The Company’s Amended and Restated Memorandum and Articles of Association provide that if the Company has not completed a Business Combination by August 25, 2012, or February 25, 2013 if a definitive agreement has been executed by August 25, 2012 and a Business Combination has not been consummated by February 25, 2013, the Company will automatically dissolve, liquidate and distribute its remaining assets, including amounts held in the Trust Account, to the Public Shareholders. In the event of a liquidation, if the Company has not presented an initial Business Combination to the Public Shareholders for approval, the Public Shareholders will be entitled to receive their pro rata share of the Trust Account (approximately $5.99 per Subunit as of June 30, 2012). In the event of a liquidation, if the Company has presented an initial Business Combination to the Public Shareholders for approval, and the Public Shareholders have rejected the initial Business Combination, the Public Shareholders who voted against the last initial Business Combination or who did not vote will be entitled to receive only a pro rata share of the Trust Account up to a maximum of approximately $5.96 per Subunit and Public Shareholders who voted in favor of the last initial Business Combination will be entitled to receive a full pro rata share of the Trust Account calculated two days prior to the distribution date.

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

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

During the three months ended June 30, 2012 the Company generated cash from operations of $21,037, including cash received as reimbursement for certain expenses incurred which are included in accounts payable and accrued expenses. The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as entering into contingent fee arrangements with its vendors. The Company will need to raise additional capital through loans or additional investments from its Initial Shareholders, officers, directors, or third parties. None of the Initial Shareholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2—Significant Accounting Policies

Cash and cash equivalents

Cash: The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2012, substantially all of the Company’s funds were held at one financial institution.

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

Loss per share

Ordinary loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares included in Subunits subject to possible redemption at June 30, 2012 and 2011 of 1,846,327 and 1,989,773, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Loss per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. The Company has not considered the effect of warrants to purchase 5,605,289 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	Balance	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in trust account:
June 30, 2012	$16,542,970	$16,542,970	$-	$-
March 31, 2012	$16,534,880	$16,534,880	$-	$-

Ordinary shares included in Subunits subject to possible redemption

The Company accounts for its ordinary shares included in Subunits subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2012 and March 31, 2012, the ordinary shares included in Subunits subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 2—Significant Accounting Policies, continued

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from September 3, 2010 (Inception) through June 30, 2012 or for the three months ended June 30, 2012 and 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

June 30, 2012

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

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 4—Commitments and Contingencies

The Company has agreed to pay an aggregate of $7,500 a month for office space and general and administrative services to an entity affiliated with the Company, commencing February 17, 2011 and terminating on the earlier to occur of (i) the consummation of an initial Business Combination and (ii) the liquidation of the Company. This affiliated entity also occasionally pays for travel and other expenses of the Company not related to general and administrative services. The Company is obligated to reimburse them for these expenses. At June 30, 2012, the Company has included in accounts payable – related party $128,615 representing an obligation to this affiliate company for this office space, these general and administrative services, and these reimbursable expenses.

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

Depending on the number of holders who choose to exercise their redemption rights in connection with the Company’s initial business combination, the Company could be required to redeem for cash up to one Subunit less than 58.38% (as adjusted for repurchases through June 30, 2012 under the Company’s Repurchase plan and interest earned but not released from the Trust Account) of the subunits sold in the Public Offering, or 1,846,327 shares, at a redemption price of approximately $5.99 per share for approximately $11,057,090, in the aggregate assuming that all of the Company’s shareholders vote in favor of the proposed business combination and are therefore entitled to receive a full pro rata share of the trust account.

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

June 30, 2012

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

We incurred net losses of $38,450, $84,281 and $292,811 for the for the three months ended June 30, 2012 and 2011 and the period from September 3, 2010 (inception) through June 30, 2012 respectively. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of June 30, 2012, we had $27,873 in cash and cash equivalents. We had $16,542,970 in restricted cash and cash equivalents held in trust, which amount is to be used only to consummate a business combination and repurchase or redeem the subunits offered in the Public Offering (our “Subunits”). As of August 9, 2012, we have used $2,307,892 of the funds held in trust to repurchase our Subunits.

During the three months ended June 30, 2012 we generated cash of $21,037 from operations, including cash received as a reimbursement for certain expenses incurred which are included in accounts payable and accrued expenses.

We intend to use the cash available for operations plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of August 6, 2012, for the week ended August 3, 2012, U.S. Treasury Bills with four week, three month, and six month maturities were yielding approximately 0.05%, 0.10%, and 0.14%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the next eight months from June 30, 2012, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. Our actual costs may be higher or lower than these estimates. We anticipate that we will incur approximately:

•     $85,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•     $5,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

•     $35,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•     $40,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums; and

•     $60,000 for office space, administrative services and secretarial support.

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

After the underwriters exercised their over-allotment option, the net proceeds from our Public Offering and Warrant Offering, after deducting offering expenses of $291,024 and underwriting discounts of $664,125, were $18,944,851. Of this amount, $18,835,874, was placed into trust. The remaining net proceeds not being held in trust is being used for working capital purposes. We intend to use the net proceeds of the Warrant Offering and our Public Offering, representing our funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $600,000 payable to EarlyBirdCapital, Inc. (“EBC”) upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

From the completion of our initial public offering through June 30, 2012, we have incurred $324,081 of operating expenses and used $2,307,892 from the amounts held in our trust account to repurchase our Subunits, as further described below.

Purchases of Securities by the Company

The following table provides information about shares of our common stock purchased by the Company during the quarter ended June 30, 2012:

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	(a) Total Number	(b) Average	Purchased as Part of	of Shares (or Units) that May
	of Shares (or	Price Paid per	Publicly Announced Plans	Yet Be Purchased Under the
Period	Units) Purchased	Share (or Unit)	or Programs	Plans or Programs
4/1/12 – 4/30/12(1)	-		-
5/1/12 – 5/31/12(1)	-		-
6/1/12 – 6/30/12(1)	-		-
Total	-		-	1,181,116

(1)	According to our Amended and Restated Memorandum and Articles of Association, in the event that the Subunits trade at or below $5.70 per Subunit, there can be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announces a Business Combination. Purchases will be made only in open market transactions pursuant to a 10b5-1 plan entered into by the Company on February 16, 2011 (the “Repurchase Plan”), which requires the Company to maintain a limit order for the Subunits at $5.70 per share during the purchase period until the maximum number of Subunits has been purchased. It is intended that purchases will comply with the technical requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Document
No.	Description
31.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA VANTAGEPOINT ACQUISITION COMPANY

Date: August 10, 2012	By:
/s/ Wei Li
		Name:	Wei Li
		Title:	Chief Executive Officer
(Principal Executive, Accounting
and Financial Officer)

Exhibit Index

Exhibit	Document
No.	Description
31.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.