Form 10-Q
period 2012-09-30
China VantagePoint Acquisition Co
filed 2012-11-26
CIK 1503401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 21, 2012 the registrant had 3,552,991 ordinary shares outstanding.

EXPLANATORY NOTE

On November 14, 2012, the Securities and Exchange Commission ("SEC") issued Securities Exchange Act of 1934 (the "Exchange Act") Release No. 68224, in which the following order under Section 17A and Section 26 granting exemptions from specified provisions of the Exchange Act and certain rules thereunder was made:

Pursuant to Section 36 of the Exchange Act, that a registrant (as defined in Exchange Act Rule 12b-2) subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such a registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(d), 13(f), 13(g), 14(a), 14(c), 15(d) and 16(a), Regulations 13A, 13D, 13G, 14A, 14C and 15D, and Exchange Act Rules 13f-1 and 16a-3, as applicable, for the period from and including October 29, 2012 to November 20, 2012, where the conditions below are satisfied:

(a) The registrant or person other than a registrant is not able to meet a filing deadline due to Hurricane Sandy and its aftermath;

(b) The registrant or person other than a registrant files with the Commission any report, schedule or form required to be filed during the period from and including October 29, 2012 to November 20, 2012, on or before November 21, 2012; and

(c) In any such report, schedule or form filed pursuant to this Order, the registrant or person other than a registrant must disclose that it is relying on this Order and state the reasons why, in good faith, it could not file such report, schedule or form on a timely basis.

Lack of communications, transportation, electricity and available staff and professional advisors as a result of Hurricane Sandy and its aftermath significantly hampered the Registrant's effort to meet its Quarterly Report on Form 10-Q ("10-Q") filing deadline of November 14, 2012.  As a result, the Registrant, (i)  was unable, in good faith, to file the 10-Q on a timely basis; (ii) availed itself of the filing extension granted under the order issued in Exchange Act Release No. 68224; and (iii) is filing its 10-Q on November 26, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$105,897	$14,926
Prepaid expenses	1,500	1,500
Due from Black Diamond	192,938	-
Total current assets	300,335	16,426

Restricted cash and cash equivalents held in trust account	16,533,369	16,534,880
Total assets	$16,833,704	$16,551,306

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$147,837	$37,583
Accounts payable - related party	151,025	106,025
Total liabilities	298,862	143,608

Commitments and contingencies

Ordinary shares, subject to possible redemption (1,845,795 and 1,845,879 shares at redemption value at September 30, 2012 and March 31, 2012, respectively)(1)	11,047,489	11,051,067

Shareholders’ equity
Preferred shares, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized; 3,552,991 shares issued and outstanding (less 1,845,795 and 1,845,879 shares subject to possible redemption) at September 30, 2012 and March 31, 2012, respectively)(1)	1,707	1,707
Additional paid-in capital	5,612,863	5,609,285
Deficit accumulated during the development stage	(127,217)	(254,361)
Total shareholders’ equity	5,487,353	5,356,631

Total liabilities, redeemable ordinary shares and shareholders’ equity	$16,833,704	$16,551,306

(1)As a result of repurchases of subunits and interest earned on the funds held in trust, but not released for working capital purposes through September 30, 2012, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,845,795.

The accompanying notes are an integral part of these condensed consolidated financial statements.

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,		For the Period September 3, 2010 (Inception) through
	2012	2011	2012	2011	September 30, 2012

Operating and formation costs:
Legal and professional fees	$24,792	$25,721	$40,228	$67,631	$174,964
General and administrative expenses	419	4,008	9,023	29,608	51,382
Administrative expense - related party	7,500	22,500	30,000	45,000	130,446

Loss from operations	(32,711)	(52,229)	(79,251)	(142,239)	(356,792)

Interest income	8,305	3,452	16,395	9,181	39,575
Other income	190,000	-	190,000	-	190,000

Net income (loss)	$165,594	$(48,777)	$127,144	$(133,058)	$(127,217)

Basic and diluted net income (loss) per share	$0.10	$(0.03)	$0.07	$(0.08)

Weighted average ordinary shares outstanding - basic and diluted	1,706,670	1,707,691	1,706,887	1,709,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Period from September 3, 2010 (Inception) through September 30, 2012

				Deficit
				Accumulated
			Additional	During the
	Ordinary Shares		Paid-In	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued September 3, 2010 (Inception) at $0.0316 per share for cash	790,625	$791	$24,209	$-	$25,000

Sale of 2,750,000 units on February 25, 2011 at $6.00 per Unit, net of offering expenses of $868,176 (includes 1,833,149 shares subject to possible redemption as of March 31, 2011)(1)	2,750,000	2,750	15,629,074	-	15,631,824

Sale of Warrant Offering warrants on February 25, 2011	-	-	925,000	-	925,000

Sale of Underwriter Purchase Option on February 25, 2011	-	-	100	-	100

Sale of 412,500 units on March 11, 2011 at $6.00 per unit, net of offering expenses of $86,973 (includes 408,430 shares subject to possible redemption as of March 31, 2011)(1)	412,500	412	2,387,615	-	2,388,027

Net proceeds subject to possible redemption of 2,241,579 shares at redemption value	-	(2,241)	(13,350,734)	-	(13,352,975)

Net loss	-	-	-	(22,324)	(22,324)

Balance at March 31, 2011	3,953,125	$1,712	$5,615,264	$(22,324)	$5,594,652

Repurchase of subunits in accordance with the Company's Repurchase Plan	(400,134)	(400)	(2,307,492)	-	(2,307,892)

Reduction in net proceeds subject to possible redemption of 395,700 shares at redemption value(1)	-	395	2,301,513	-	2,301,908

Net loss	-	-	-	(232,037)	(232,037)

Balance at March 31, 2012	3,552,991	$1,707	$5,609,285	$(254,361)	$5,356,631

Reduction in net proceeds subject to possible redemption of 84 shares at redemption value (1)	-	-	3,578	-	3,578

Net income	-	-	-	127,144	127,144

Balance at September 30, 2012	3,552,991	1,707	5,612,863	(127,217)	5,478,353

(1)As a result of repurchases of subunits and interest earned on the funds held in trust but not released for working capital purposes through September 30, 2012, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,845,795.

The accompanying notes are an integral part of these condensed consolidated financial statements.

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended September 30, 2012	For the six months ended September 30, 2011	For the Period September 3, 2010 (Inception) through September 30, 2012
Operating Activities
Net income (loss)	$127,144	$(133,058)	$(127,217)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	5,577	(1,500)
Accounts payable and accrued expenses	(67,684)	8,934	(30,101)
Accounts payable - related party	30,000	39,872	136,025
Net cash provided by (used in) operating activities	89,460	(78,675)	(22,793)

Investing Activities
Investment in restricted cash and cash equivalents	(16,395)	(9,068)	(18,875,336)
Amounts released from restricted cash and cash equivalents used to repurchase ordinary shares	-	2,307,892	2,307,892
Proceeds from redemption of restricted cash and cash equivalents	17,906	-	34,075
Net cash provided by (used in) investing activities	1,511	2,298,824	(16,533,369)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	-	25,000
Proceeds from issuance of note to initial shareholders	-	-	50,000
Repayment of note to initial shareholders	-	-	(50,000)
Proceeds from Public Offering, net of offering costs	-	-	18,019,851
Proceeds from Warrant Offering	-	-	925,000
Proceeds from sale of Underwriter Purchase Option	-	-	100
Repurchase of subunits	-	(2,307,892)	(2,307,892)
Net cash (used in) provided by financing activities	-	(2,307,892)	16,662,059

Net increase (decrease) in cash and cash equivalents	90,971	(87,743)	105,897
Cash and cash equivalents, beginning	14,926	132,384	-
Cash and cash equivalents, ending	$105,897	$44,641	$105,897
Supplemental non-cash investing and financing activities:
Amount due from Black Diamond for reimbursed expenses	$192,938	$-	$192,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 1—Organization, Business Operations and Going Concern

China VantagePoint Acquisition Company (the ‘‘Company’’) is a blank check company incorporated on September 3, 2010, formed under the laws of the Cayman Islands for the purpose of acquiring, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating business or businesses through contractual arrangements (a “Business Combination”). On August 23, 2012, the Company formed BDH Acquisition Corp (“Purchaser”), a Delaware corporation, with authorized capital at formation consisting of 1,000 shares of common stock, $0.001 par value, for the purpose of effecting a future business combination with Black Diamond Holdings, LLC, a Colorado limited liability corporation (“Black Diamond”). See Note 6 – Merger and Share Exchange Agreement for a discussion of the merger and share exchange agreement entered into on August 24, 2012.

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the three and six months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013 or any other future period. The balance sheet data at March 31, 2012 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2012.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

At September 30, 2012, the Company had not commenced any operations. All activity through September 30, 2012 relates to the Company’s formation, the Company’s initial public offering and the search for a business combination. The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on February 17, 2011. On February 18, 2011, the Company filed a new registration statement to increase the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”). The Company consummated the Public Offering and Warrant Offering on February 25, 2011 and received initial net proceeds of $16,556,824. On March 8, 2011, the underwriter exercised its over-allotment option and on March 11, 2011 the Company received additional net proceeds of $2,388,027, bringing total net proceeds to $18,944,851 (Note 3).

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

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

In the event that the subunits offered in the Public Offering (the “Subunits”) traded at or below $5.70 per Subunit, there was able to be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announced a Business Combination. Purchases were made only in open market transactions pursuant to a 10b5-1 plan entered into by the Company on February 16, 2011 (the “Repurchase Plan”), which required the Company to maintain a limit order for the Subunits at $5.70 per Subunit during the purchase period until the maximum number of Subunits had been purchased. On August 27, 2012 the Company announced that it had entered into a merger and share exchange agreement (the “Acquisition Agreement”) pursuant to which it will acquire Black Diamond (the “Black Diamond Merger”) and, accordingly, is no longer permitted to make any repurchases of its Subunits under the Repurchase Plan. Through August 27, 2012, the Company has purchased 400,134 Subunits under this plan at a cost of $2,307,892. The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s shareholders prior to the offering, including certain of the Company’s officers and directors (“Initial Shareholders”) have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise. The remaining proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest earned on the funds held in the Trust Account (after payment of taxes owed on such interest income) may be released to the Company to fund its working capital requirements in seeking to consummate a business combination and to pay its tax obligations.

The Company, having signed the Acquisition Agreement, is required to provide shareholders who acquired shares in the Public Offering (“Public Shareholders”) with the opportunity to redeem their Subunits for a pro rata share of the Trust Account. In the event that shareholders owning 58.37% (as adjusted for repurchases through September 30, 2012 under the Repurchase Plan and interest earned but not released from the Trust Account) or more of the Subunits sold in the Public Offering exercise their redemption rights described below (the “Redemption Threshold”), or, if a majority vote against the Business Combination, the Business Combination will not be consummated. The Initial Shareholders have waived any redemption rights they may have in connection with the Business Combination.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

If a Business Combination is consummated, any Public Shareholder can demand that the Company redeem his or her Subunits. Because the Company intends to hold a shareholder vote to approve a Business Combination, any Public Shareholder voting against a Business Combination and seeking redemption will be entitled to redeem their Subunits for a pro rata portion of the Trust Account up to a maximum of approximately $5.96 per Subunit. Any Public Shareholder voting in favor of a Business Combination and seeking redemption will have his or her Subunits redeemed for a full pro rata portion of the Trust Account (approximately $5.99 per Subunit as of September 30, 2012) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements. Accordingly, Public Shareholders holding up to 1,845,795 Subunits (as adjusted for repurchases through September 30, 2012 under the Repurchase Plan and interest earned but not released from the Trust Account) may seek redemption of their Subunits in connection with a Business Combination. Notwithstanding the foregoing, the Company’s amended Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate or other person with whom such Public Shareholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from voting or redeeming more than 10% of the Subunits sold in the Public Offering (but only with respect to the amount over 10% of the Subunits sold in the  Public Offering). A “group” will be deemed to exist if Public Shareholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

The Company’s Amended and Restated Memorandum and Articles of Association provide that if the Company has not completed a Business Combination by February 25, 2013, the Company will automatically dissolve, liquidate and distribute its remaining assets, including amounts held in the Trust Account, to the Public Shareholders. In the event of a liquidation, if the Company has not presented an initial Business Combination to the Public Shareholders for approval, the Public Shareholders will be entitled to receive their pro rata share of the Trust Account (approximately $5.99 per Subunit as of September 30, 2012). In the event of a liquidation, if the Company has presented an initial Business Combination to the Public Shareholders for approval, and the Public Shareholders have rejected the initial Business Combination, the Public Shareholders who voted against the last initial Business Combination or who did not vote will be entitled to receive only a pro rata share of the Trust Account up to a maximum of approximately $5.96 per Subunit and Public Shareholders who voted in favor of the last initial Business Combination will be entitled to receive a full pro rata share of the Trust Account calculated two days prior to the distribution date.

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

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

During the six months ended September 30, 2012, the Company received $190,000 from a former potential business combination target, that was not Black Diamond, as reimbursement for certain expenses incurred. Of this amount, the Company retained $90,000. This reimbursement is included in the $89,460, of cash generated from operating activities on the Company’s condensed consolidated statements of cash flows. On August 24, 2012, in connection with the Acquisition Agreement, the Company and Black Diamond entered into an expense reimbursement agreement (the “Expense Agreement”), whereby Black Diamond has agreed to pay certain expenses on behalf of the Company. The Expense Agreement is discussed further in Note 6. The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the Trust Account, as well as entering into contingent fee arrangements with its vendors. The Company will need to raise additional capital through loans or additional investments from its Initial Shareholders, officers, directors, or third parties. None of the Initial Shareholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of China VantagePoint Acquisition Company and Purchaser. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

Cash: The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of September 30, 2012, substantially all of the Company’s funds were held at one financial institution.

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

Income (loss) per share

Ordinary income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares included in Subunits subject to possible redemption at September 30, 2012 and 2011 of 1,845,795 and 1,845,663, respectively, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the income (loss) per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. The Company has not considered the effect of warrants to purchase 5,605,289 ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. During the three and six months ended September 30,2012, there were no outstanding dilutive options, warrants, or other potential which would affect the fully diluted income (loss) per share.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	Balance Sheet	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash and cash equivalents held in Trust Account:
September 30, 2012	$16,533,369	$16,533,369	$-	$-
March 31, 2012	$16,534,880	$16,534,880	$-	$-

Ordinary shares included in Subunits subject to possible redemption

The Company accounts for its ordinary shares included in Subunits subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2012 and March 31, 2012, the ordinary shares included in Subunits subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from September 3, 2010 (Inception) through September 30, 2012 or for the three and six months ended September 30, 2012 and 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 3—Public Offering and Warrant Offering

On February 25, 2011, the Company sold 2,750,000 units at an offering price of $6.00 per Unit. Each Unit included one Subunit and one-half of a warrant. Each Subunit consisted of one ordinary share and one-half of a warrant. On March 8, 2011, the underwriters of the Public Offering exercised their over-allotment option, for an additional 412,500 Units, or an aggregate offering of 3,162,500 Units. Each whole warrant (“Public Warrant”) will entitle the holder to purchase from the Company one ordinary share at an exercise price of $5.00 per share and the Public Warrants will become exercisable upon the consummation of a business combination with a target business. The Public Warrants will expire on the earlier of (i) 5:00 p.m., New York City time, on the three-year anniversary of the consummation of a Business Combination, (ii) the Company’s liquidation if the Company has not consummated a Business Combination within the required time periods and (iii) the redemption of the Public Warrants. The Units sold in the Public Offering began trading on February 22, 2011. The Subunits and Public Warrants comprising the Units, but not the ordinary shares and Public Warrants included in the Subunits, began separate trading on March 15, 2011.

Holders have the option to continue to hold Units or separate their Units into the component pieces. However, no fractional Public Warrants will be issued and only whole Public Warrants will trade. The Subunits will continue to trade as a Subunit consisting of one ordinary share and one-half of a Public Warrant until the consummation of a Business Combination, at which time they will automatically separate and the Subunits will no longer be outstanding. As indicated above, since no fractional Public Warrants will be issued and only whole Public Warrants will trade, investors will need to either have not separated their Units at this time or have a number of Subunits divisible by two at that time or they will lose a portion of the Public Warrants they would otherwise be entitled to. Accordingly, in order to avoid such a situation, investors that do not intend to transfer the component pieces of the Units prior to the consummation of a Business Combination should continue to hold their securities as a combined Unit so as to ensure that no portion of the Public Warrant is lost.

On February 25, 2011, the Company also sold 2,642,856 warrants at a price of $0.35 per warrant (the “Warrant Offering Warrants”), for an aggregate purchase price of $925,000 (the “Warrant Offering”). The sale of the Warrant Offering Warrants occurred simultaneously with the consummation of the Public Offering. The proceeds the Company received from the Warrant Offering were placed in the Trust Account. The Warrant Offering Warrants are identical to the Public Warrants except that (i) 1,500,000 of the Warrant Offering Warrants (the “Insider Warrants”) are non-redeemable and may be exercised on a “cashless basis”, (ii) the Company may only call the remaining 1,142,856 Warrant Offering Warrants (the “EBC/Third Party Warrants”), for redemption and only permit exercise on a cash basis with the consent of EarlyBird Capital, Inc. (“EBC”), so long as such warrants are held by the initial purchasers thereof or their affiliates, and (iii) the Company will only call the EBC/Third Party Warrants for redemption if the Company also simultaneously calls the Public Warrants so long as such warrants are held by the initial purchasers of such warrants or their affiliates. In addition, the Company may call the Public Warrants for redemption and only permit exercise on a cash basis, but simultaneously call the EBC/Third Party Warrants for redemption and permit exercise on a cashless basis, which the Company may do without the consent of EBC. Additionally, any Warrants purchased by the Company’s shareholders prior to the Public Offering, including certain of the Company’s officers and directors (the “Initial Shareholders”) in the open market after the consummation of the Public Offering will also be non-redeemable and may be exercised on a “cashless basis” so long as they continue to be held by the Company’s Initial Shareholders or their affiliates. The purchasers agreed that the Warrant Offering Warrants will not be sold or transferred by them (except to certain permitted transferees) until after the Company has completed a Business Combination.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 4—Commitments and Contingencies

The Company has agreed to pay an aggregate of $7,500 a month for office space and general and administrative services to an entity affiliated with the Company, commencing February 17, 2011 and terminating on the earlier to occur of (i) the consummation of an initial Business Combination and (ii) the liquidation of the Company. This affiliated entity also occasionally pays for travel and other expenses of the Company not related to general and administrative services. The Company is obligated to reimburse them for these expenses. At September 30, 2012, the Company has included in accounts payable – related party $151,025 representing an obligation to this affiliate company for this office space, these general and administrative services, and these reimbursable expenses.

The Company has engaged EBC as an investment banker in connection with its initial Business Combination to provide it with assistance in negotiating and structuring the terms of the initial Business Combination. These services include assisting the Company with valuing and structuring the offer made to a target business and negotiating its definitive agreement with Black Diamond. The Company will pay EBC a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to $600,000. Such amounts due to EBC may be paid out of the funds held in the Trust Account.

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

Depending on the number of holders who choose to exercise their redemption rights in connection with the Company’s initial Business Combination, the Company could be required to redeem for cash up to one Subunit less than 58.37% (as adjusted for repurchases through September 30, 2012 under the Company’s Repurchase plan and interest earned but not released from the Trust Account) of the subunits sold in the Public Offering, or 1,845,795 shares, at a redemption price of approximately $5.99 per share for approximately $11,047,489, in the aggregate assuming that all of the Company’s shareholders vote in favor of the proposed Business Combination and are therefore entitled to receive a full pro rata share of the Trust Account.

Preferred Shares

On February 16, 2011 the Company amended the capital clause of the Memorandum and Articles of Association authorizing the issuance of up to 5,000,000 preferred shares with a par value of $0.001 with such designations as may be determined by the Board of Directors of the Company from time to time.

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Note 6—Merger and Share Exchange Agreement

On August 24, 2012, the Company, Purchaser, Black Diamond, all of the Class A members of Black Diamond, certain Preferred Members of Black Diamond and Black Diamond Financial Group, LLC, a Delaware limited liability company and the manager of Black Diamond, entered into the Acquisition Agreement.

Black Diamond is in the business of acquiring controlling and non-controlling interests in and actively managing small and development-stage companies. Black Diamond’s businesses are principally engaged in precious metal exploration and mining, enterprise software systems, internet wine retailing, video gaming, and other technology oriented activities.

The Acquisition Agreement provides in part that each ordinary share of the Company will be converted automatically into one share of preferred stock of Purchaser (“Purchaser Preferred Stock”) and that upon the closing of the transactions contemplated in the Acquisition Agreement, the Company will be merged with and into Purchaser, the separate corporate existence of the Company will cease and Purchaser will continue as the surviving corporation (the “Redomestication”).

CHINA VANTAGEPOINT ACQUISITION COMPANY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 6—Merger and Share Exchange Agreement, continued

In connection with the Redomestication, each warrant to purchase one ordinary share of the Company will be converted into one substantially equivalent warrant (“Purchaser Warrant”) to purchase one share of common stock of Purchaser (“Purchaser Common Stock”); each Subunit of the Company will be converted automatically into one subunit consisting of one share of Purchaser Preferred Stock and one-half of a warrant to purchase Purchaser Common Stock (“Purchaser Subunit”); each Unit of the Company will be converted automatically into one Purchaser Subunit and one-half of a warrant to purchase Purchaser Common Stock (“Purchaser Unit”); and each unit purchase option of the Company will be converted into one substantially equivalent unit purchase option to purchase one Purchaser Unit.

Pursuant to the Acquisition Agreement, Purchaser will acquire 100% of the issued and outstanding Class A Units of Black Diamond and 45.62% of the Preferred Units of Black Diamond in exchange for an aggregate of 67,383,334 shares of the common stock of Purchaser (“Purchaser Common Stock”) and 1,433,333 shares of Purchaser Preferred Stock. Prior to the Business Combination, Purchaser will authorize and/or increase its authorized share capital appropriately to facilitate the consummation of the transaction.

Holders of Purchaser Preferred Stock will have a liquidation preference of $12 per share. Holders of Purchaser Preferred stock will receive dividends on a quarterly basis equal to 90% of Purchaser’s available cash, until such time as they have received $6 per share. Thereafter, holders of Purchaser Preferred Stock will receive 50% of the dividends paid and holders of Purchaser Common Stock will receive 50% of dividends paid. Once the holders of Purchaser Preferred Stock receive $12 per share, all Purchaser Preferred Stock will automatically convert into Purchaser Common Stock at an initial conversion ratio of one for one provided the $12 per share is received within three years, and two for one if the $12 per share is received thereafter.

Prior to consummating any of the transactions contemplated by the Acquisition Agreement, the Redomestication and the Black Diamond Merger, such actions must be approved by a majority of the holders of the Company’s ordinary shares and the Company’s warrant holders must approve an amendment to the Warrant agreements dated February 25, 2011 in order to change the warrants to be Purchaser Warrants. The Company is preparing for a special meeting of the holders of its ordinary shares and Warrants in order to obtain such approvals.

Expense Agreement

On August 24, 2012, in connection with the Acquisition Agreement, the Company and Black Diamond entered into the Expense Agreement. Pursuant to the Expense Agreement, Black Diamond has agreed to (i) assume and pay up to $250,000 of the costs and expenses (including but not limited to reasonable legal fees) of the Company that have accrued up to the date that the Acquisition Agreement was signed (August 24, 2012), and (ii) pay, so long as the Company does not materially breach the representations and warranties it made in the Acquisition Agreement, all of the costs and expenses (including but not limited to reasonable legal fees and expenses related to the merger) incurred by the Company from and after the signing of the Acquisition Agreement. Costs covered under the Expense Agreement up to August 24, 2012 were net of the Company’s balance of cash on hand on that date (excluding the amount in trust). Any expenses covered under the Expense Agreement are deemed to be costs incurred by Black Diamond and are recorded as amounts “Due from Black Diamond” on the Company’s condensed consolidated balance sheet.

Furthermore, pursuant to the Expense Agreement, promptly after Black Diamond or one or more of Black Diamond’s subsidiaries or portfolio companies receives an aggregate of $2,500,000 of proceeds from all financing transactions (including, but not limited to, issuing debt or equity securities of Black Diamond, selling assets of and/or receiving amounts in repayment of debt) occurring after August 24, 2012, Black Diamond shall deposit the sum of $250,000 in the bank account of the Company to pay for expenses as described above.

As of September 30, 2012 the Company has recorded in “Due from Black Diamond” $192.938, the amounts due under the Expense Agreement. Through November 16, 2012, no amounts have yet been received from Black Diamond in connection with this Expense Agreement.

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

We presently have no revenue, have had losses since inception due to incurring formation costs and incurring costs in connection with our search for a target business and have no other operations other than in connection with consummating the transactions contemplated by the Acquisition Agreement (as defined below). We have relied upon the sale of our securities to fund our operations.

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

As set forth in Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, on August 24, 2012, we entered into a definitive merger and share exchange agreement (the “Acquisition Agreement”) with Black Diamond Holdings, LLC (“Black Diamond”) pursuant to which we will redomesticate to the State of Delaware (the “Redomestication”) and will acquire Black Diamond (the “Black Diamond Merger”).

Prior to consummating any of the transactions contemplated by the Acquisition Agreement, the Redomestication and the Black Diamond Merger, such actions must be approved by a majority of the holders of our ordinary shares and our warrant holders must approve an amendment to the warrant agreement. We are preparing for a special meeting of the holders of our ordinary shares and warrants in order to obtain such approvals.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our Public Offering on February 25, 2011 was in preparation for that event. After the Public Offering, our activity has been limited to the evaluation of business combination candidates and negotiating transaction terms with certain candidates. and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). During the three and six months ended September 30, 2012, a potential business combination target, which was not Black Diamond, paid us $190,000 to reimburse us for certain operating expenses. We used $100,000 of this amount to pay our accrued expenses and retained the remainder. We recorded the reimbursement as other income. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

On August 24, 2012, in connection with the Acquisition Agreement, we and Black Diamond entered into an expense reimbursement agreement (the “Expense Agreement”), whereby Black Diamond will pay certain expenses on behalf of the Company. The Expense Agreement is discussed further below.

Our net income was $165,594 and $127,144 for the three and six months ended September 30, 2012 as compared to our net losses of $48,777 and $133,058 for the three and six months ended September 30, 2011. We incurred a net loss of $127,217 for the period from September 3, 2010 (inception) through September 30, 2012. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of September 30, 2012, we had $105,897 in cash and cash equivalents. We had $16,533,369 in restricted cash and cash equivalents held in trust, which amount is to be used only to consummate a business combination and repurchase or redeem the subunits offered in the Public Offering (our “Subunits”). As of August 27, 2012, we have used $2,307,892 of the funds held in trust to repurchase our Subunits. Our right to repurchase Subunits offered in the Public Offering ended on August 27, 2012, when we announced our entry into the Acquisition Agreement.

During the six months ended September 30, 2012 we generated cash of $89,460 from operating activities, including the $190,000 received as a reimbursement, as described above.

We intend to use the cash available for operations plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of November 19, 2012, for the week ended November 16, 2012, U.S. Treasury Bills with four week, three month, and six month maturities were yielding approximately 0.12%, 0.09%, and 0.14%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Over the next five months from September 30, 2012, we will be using these funds to consummate the transactions contemplated by the Acquisition Agreement, including preparing the proxy statement to solicit the approval of the holders of our ordinary shares and warrants. We expect that funds will be used principally to pay the fees of our advisors for legal, business and accounting services. Our actual costs may be higher or lower than these estimates. We anticipate that we will incur approximately:

•	$400,000 of expenses for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$5,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

•	$35,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$10,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums; and

•	$37,500 for office space, administrative services and secretarial support.

We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as entering into contingent fee arrangements with our vendors. On August 24, 2012, in connection with the Acquisition Agreement, we and Black Diamond entered into the Expense Agreement. Pursuant to the Expense Agreement, Black Diamond has agreed to (i) assume and pay up to $250,000 of our costs and expenses (including but not limited to reasonable legal fees) that have accrued up to the date that the Acquisition Agreement was signed (August 24, 2012), and (ii) pay, so long as we do not materially breach the representations and warranties it made in the Acquisition Agreement, all of our costs and expenses (including but not limited to reasonable legal fees and expenses related to the merger) incurred from and after the signing of the Acquisition Agreement. Costs covered under the Expense Agreement up to August 24, 2012 was net of our balance of cash on hand on that date (excluding the amount in trust). As of September 30, 2012. $192,938 has been recorded as a receivable under this Expense Agreement. Through November 16, 2012, no amounts have yet been received from Black Diamond in connection with this Expense Agreement.

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

After the underwriters exercised their over-allotment option, the net proceeds from our Public Offering and Warrant Offering, after deducting offering expenses of $291,024 and underwriting discounts of $664,125, were $18,944,851. Of this amount, $18,835,874, was placed into trust. The remaining net proceeds not being held in trust are being used for working capital purposes. We intend to use the funds held in the trust account to acquire a target business and to pay our expenses relating thereto, including $600,000 payable to EarlyBirdCapital, Inc. (“EBC”) upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our evaluation, our principal executive and financial officer has concluded that as of September 30, 2012, our internal control over financial reporting was not effective due to the lack of effective communications of material information between executive management and accounting personnel responsible for external reporting.

Such control deficiency could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Initiative and Progress

Our management has immediately implemented additional control procedures to provide for the orderly and timely communication of material agreements and other potentially material financial information to its accounting personnel.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.              OTHER INFORMATION

Item 1.                  Legal Proceedings

None.

Item 1A.               Risk Factors

Not applicable to smaller reporting companies.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

From the completion of our initial public offering through September 30, 2012, we have incurred $549,730 of operating expenses and used $2,307,892 from the amounts held in our trust account to repurchase our Subunits, as further described below.

Purchases of Securities by the Company

The following table provides information about shares of our common stock purchased by the Company during the quarter ended September 30, 2012:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/12 – 7/31/12(1)	-		-
8/1/12 – 8/27/12(1)	-		-
Total	-		-	1,181,116

(1)	According to our Amended and Restated Memorandum and Articles of Association, in the event that the Subunits trade at or below $5.70 per Subunit, there can be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date we announce a Business Combination. On August 27, 2012, we announced that we had entered into the Acquisition Agreement and, as a result, our ability to purchase Subunits sold in the Public Offering, pursuant to the foregoing sentence, ended.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.               Mine Safety Disclosures

Not applicable.

Item 5.               Other Information

None.

Item 6.               Exhibits

Exhibit No.	Document Description
10.1	Merger and Share Exchange Agreement, dated August 24, 2012, by and among China VantagePoint Acquisition Corporation, BDH Acquisition Corp., Black Diamond Holdings LLC, the Class A Members listed on Schedule I to the Merger and Share Exchange Agreement, the Preferred Members listed on Schedule I to the Merger and Share Exchange Agreement and Black Diamond Financial Group, LLC.*
10.2	First Amendment to Merger and Share Exchange Agreement, dated September 10, 2012, by and among China VantagePoint Acquisition Corporation, BDH Acquisition Corp., Black Diamond Holdings LLC, the Class A Members listed on Schedule I to the Merger and Share Exchange Agreement, the Preferred Members listed on Schedule I to the Merger and Share Exchange Agreement and Black Diamond Financial Group, LLC.**
10.3	Expense Agreement, dated August 24, 2012, by and between China VantagePoint Acquisition Company and Black Diamond Holdings LLC.
10.4	Amendment No. 1 to Expense Agreement, dated November 21, 2012, by and between China VantagePoint Acquisition Company and Black Diamond Holdings LLC.
31.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Incorporated by reference to CVAC’s Current Report on Form 8-K, dated August 30, 2012.

**Incorporated by reference to CVAC’s Current Report on Form 8-K, dated September 12, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA VANTAGEPOINT ACQUISITION COMPANY

Date: November 26, 2012
	By:	/s/ Wei Li
		Name:	Wei Li
		Title:	Chief Executive Officer
(Principal Executive, Accounting
and Financial Officer)

Exhibit Index

Exhibit No.	Document Description
10.1	Merger and Share Exchange Agreement, dated August 24, 2012, by and among China VantagePoint Acquisition Corporation, BDH Acquisition Corp., Black Diamond Holdings LLC, the Class A Members listed on Schedule I to the Merger and Share Exchange Agreement, the Preferred Members listed on Schedule I to the Merger and Share Exchange Agreement and Black Diamond Financial Group, LLC.*
10.2	First Amendment to Merger and Share Exchange Agreement, dated September 10, 2012, by and among China VantagePoint Acquisition Corporation, BDH Acquisition Corp., Black Diamond Holdings LLC, the Class A Members listed on Schedule I to the Merger and Share Exchange Agreement, the Preferred Members listed on Schedule I to the Merger and Share Exchange Agreement and Black Diamond Financial Group, LLC.**
10.3	Expense Agreement, dated August 24, 2012, by and between China VantagePoint Acquisition Company and Black Diamond Holdings LLC.
10.4	Amendment No. 1 to Expense Agreement, dated November 21, 2012, by and between China VantagePoint Acquisition Company and Black Diamond Holdings LLC.
31.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Incorporated by reference to CVAC’s Current Report on Form 8-K, dated August 30, 2012.

**Incorporated by reference to CVAC’s Current Report on Form 8-K, dated September 12, 2012.

