Form 10-KT
period 2012-12-31
China VantagePoint Acquisition Co
filed 2013-06-24
CIK 1503401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended ________________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2012 to December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☒ No ☐

The aggregate market value of the outstanding subunits (the registrant’s ordinary shares do not separately trade), other than subunits held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s subunits as of the last business day of the registrant’s most recently completed second fiscal quarter ($5.85), was $7,966,548. As of September 30, 2012, there were 2,762,366 subunits of the registrant outstanding.

As of June 20, 2013, there were 807,065 of the registrant’s ordinary shares, par value $0.001 per ordinary share, outstanding.

PART I.

Forward-Looking Statements

This report and the information incorporated by reference in it, include ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘should,’’ ‘‘would’’ and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	Ability to complete a business combination;
•	Success in retaining or recruiting, or changes required in, our management or directors following a business combination;
•	Officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements;
•	Expectations regarding the involvement of our management following our business combination;
•	Potential ability to obtain additional financing to complete a business combination;
•	Limited pool of prospective target businesses;
•	Ability of our officers and directors to generate a number of potential investment opportunities;
•	Potential change in control if we acquire one or more target businesses for shares;
•	Our public securities’ potential liquidity and trading;
•	Financial performance; or
•	Any structural, financial or regulatory benefits or advantages of being domiciled in the Cayman Islands.

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

References in this report to ‘‘we,’’ ‘‘us,’’ or ‘‘our Company’’ refer to China VantagePoint Acquisition Company. References to ‘‘public shareholders’’ refer to holders of ordinary shares that are traded publicly.

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

The registration statement for our initial public offering of 2,750,000 units and 2,642,856 warrants (collectively, the “Public Offering”) was declared effective on February 17, 2011. On February 18, 2011, we filed a new registration statement to increase the number of units offered in the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”). We consummated the Public Offering on February 25, 2011 and received initial net proceeds of $16,556,824. On March 8, 2011, the underwriter for the Public Offering exercised its over-allotment option to purchase an additional 412,500 units (“Units”), for an aggregate offering of 3,162,500 Units. On March 11, 2011, we received additional net proceeds of $2,388,027, bringing total net proceeds from the Public Offering to $18,944,851. We sold each unit at an offering price of $6.00 per Unit. Each Unit included one subunit (“Subunit”) and one-half of a warrant. Each Subunit consisted of one ordinary share and one-half of a warrant (“Public Warrant”). Each whole Public Warrant entitled the holder to purchase from us one ordinary share at an exercise price of $5.00 per ordinary share and the Public Warrants were to become exercisable upon the consummation of a business combination with a target business. In connection with the Public Offering, we also sold 2,642,856 warrants at a price of $0.35 per warrant (the “Warrant Offering Warrants”), for an aggregate purchase price of $925,000 (the “Warrant Offering”). The proceeds we received from the Warrant Offering were placed in the Trust Account.

Pursuant to our Amended and Restated Memorandum and Articles of Association in effect prior to February 25, 2013 (our “First Amended and Restated Memorandum and Articles of Association”), we were formed with the purpose of acquiring, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating businesses through contractual arrangements. Our First Amended and Restated Memorandum and Articles of Association also provided that our corporate existence would cease and we would liquidate the trust account (described below) and distribute the funds included therein to the holders of ordinary shares sold in our initial public offering if we did not consummate our business combination, or not execute a definitive agreement for a business combination, by February 25, 2013 since we had executed a definitive agreement for a business combination by August 25, 2012 and a business combination was not completed by August 25, 2012.

As set forth in Note 7 to the Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K, on August 24, 2012, we entered into a definitive merger and share exchange agreement (the “Acquisition Agreement”) with Black Diamond Holdings, LLC (“Black Diamond”), pursuant to which, if consummated, we would have redomesticated to the State of Delaware (the “Redomestication”) and would have acquired Black Diamond (the “Black Diamond Merger”). On June 5, 2013, the Acquisition Agreement was terminated.

Also, on August 24, 2012, in connection with entering into the Acquisition Agreement, we and Black Diamond entered into an expense reimbursement agreement (the “Expense Agreement”), whereby Black Diamond agreed to pay certain expenses on behalf of the Company. Pursuant to the Expense Agreement, Black Diamond agreed to (i) assume and pay up to $250,000 of our costs and expenses (including but not limited to reasonable legal fees) that accrued up to the date that the Acquisition Agreement was signed (August 24, 2012), and (ii) pay, so long as we did not materially breach the representations and warranties in the Acquisition Agreement, all of our costs and expenses (including but not limited to reasonable legal fees and expenses related to the merger) incurred from and after the signing of the Acquisition Agreement. Costs covered under the Expense Agreement up to August 24, 2012 was net of our balance of cash on hand on that date (excluding the amount in trust). As of December 31, 2012, $466,799 has been recorded as a receivable under this Expense Agreement. Through June 20, 2013, no amounts have yet been received from Black Diamond in connection with this Expense Agreement and this amount has been fully reserved at December 31, 2012.

We were not able to consummate a business combination by February 25, 2013, the deadline to consummate a business combination pursuant to our First Amended and Restated Memorandum and Articles of Association.

On February 25, 2013, our shareholders voted to approve a change to our corporate charter and bylaws (the “Second Amended and Restated Memorandum and Articles of Association”) to permit us to continue our existence after February 25, 2013. Specifically, this proposal removed the provision in Article 163 of our Amended and Restated Articles of Association requiring our dissolution and replaced the provision with one that permits us to not dissolve, while requiring us to distribute a pro-rata portion of the Trust Account to holders of our Subunits issued in our Public Offering in exchange for the redemption of 99 out of every 100 Subunits issued in our Public Offering (since the warrants composing part of the Subunit would expire on February 25, 2013, thereafter a Subunit will be equivalent to one ordinary share); and amending our Articles of Association to not require us to comply with Articles 157-163 of the Articles of Association (which governed our activities while we were a Special Purpose Acquisition Company) after the earlier to occur of a consummation of a business combination or the liquidation of the Trust Account.

In connection with the amendment to the Second Amended and Restated Memorandum and Articles of Association, each public shareholder received (i) a pro-rata portion of our Trust Account and (ii) for every 100 Subunits held by a shareholder, such shareholder retained one ordinary share. Increments of less than 100 Subunits only received the applicable pro-rata portion of the Trust Account. Accordingly, on February 27, 2013, the holders of Subunits received a pro-rata portion of the Trust Account, consisting in the aggregate of $16,529,397. Further, holders of the Subunits retained 16,440 ordinary shares. Effective on February 25, 2013, all warrants expired and 807,056 ordinary shares were outstanding. No convertible securities were outstanding.

Since February, 25, 2013, our objective has been to seek a business combination with an operating company.

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

On February 1, 2013, we determined to change our fiscal year end from March 31 to December 31.

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

Employees

We have one executive officer. Theis individual is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs. The amount of time he will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, it is our belief, based on our management’s prior transactional experience, that he will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than he would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A.                 Risk Factors.

You should carefully consider the following risk factors and all other information contained in this Transition Report.  If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.  This Transaction Report also contains forward-looking statements that involve risks and uncertainties.  There can be no assurance that actual results will not materially differ from expectations. Important factors could cause actual results to differ materially from those indicated by such forward-looking statements.

Risks Associated With Our Proposed Business

General Risks

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

The report of our independent registered public accounting firm on our financial statements includes an explanatory paragraph stating that our ability to continue as a going concern is dependent on securing additional financing. We will be required to raise additional capital, the amount, availability and cost of which is currently unascertainable, through loans or additional investments from our initial shareholders, officers, directors or third parties. None of our initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we do not have sufficient proceeds to fund our business combination and are unable to obtain additional financing, we may be required liquidate prior to consummating our business combination. We have no present revenue and will not generate any revenues or income until, at the earliest, after the consummation of a business combination. We do not know when or if a business combination will occur. These factors raise substantial doubt about our ability to continue as a going concern.

We may issue shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our Second Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 50,000,000 ordinary shares, par value $0.001 per share, and 5,000,000 preferred shares, par value $0.001 per share. As of June 20, 2013, there are 49,192,935 authorized but unissued ordinary shares available for issuance. Although we currently have no commitment to do so, we may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary and preferred shares, to complete a business combination. The issuance of additional ordinary or preferred shares:

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

We may need to raise additional capital in order to consummate a business combination with an operating company. If we are not able to raise additional capital, we may not be able to consummate an attractive business combination.

We may need additional capital in order to identify a target business combination candidate, complete due diligence, and ultimately consummate a business combination with an operating company. The raising of additional capital could result in dilution to our stockholders. In addition, there is no assurance that we will be able to obtain additional capital if we need it, or that if available, it will be available to us on favorable or reasonable terms. Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business and our plans to consummate a business combination with an operating company.

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

Identifying, executing and realizing attractive returns on business combinations is highly competitive and involves a high degree of uncertainty. We expect to encounter intense competition for potential target businesses from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our limited available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Because we are incorporated under the laws of the Cayman Islands and because some of our directors and officers reside outside of the United States, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are a company incorporated under the laws of the Cayman Islands, and substantially all of our assets will be located outside the United States. In addition, all three of our officers and directors are citizens of the People’s Republic of China (“PRC”), and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

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

Our ordinary shares are subject to the Securities and Exchange Commission’s (“SEC”) penny stock rules and broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Because our tangible assets are $5,000,000 or less and our ordinary shares have a market price per share of less than $5.00, transactions in our ordinary shares are subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Therefore, Broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

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

In general, we will be treated as a PFIC for any taxable year in which either (1) at least 75% of our gross income (looking through certain 25% or more-owned corporate subsidiaries) is passive income or (2) at least 50% of the average value of our assets (looking through certain 25% or more-owned corporate subsidiaries) is attributable to assets that produce, or are held for the production of, passive income. Passive income generally includes, without limitation, dividends, interest, rents, royalties, and gains from the disposition of passive assets. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our securities, the U.S. investor may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Based on the composition (and estimated values) of the assets and the nature of our income for our taxable year ended December 31, 2012, we believe that we were a PFIC for such taxable year. Our actual PFIC status for our current taxable year, or any subsequent taxable year, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

An investment in us may involve adverse U.S. federal income tax consequences because the redemption price per subunit is greater than an investor’s initial tax basis in a subunit.

Although we intend to take a contrary position, if our ordinary shares are not viewed as participating in our corporate growth (i.e., our future earnings or increases in our net asset value) to any significant extent (other than by reason of any “conversion” feature) due to our limited potential for corporate growth prior to a business combination, there is a risk that an investor’s entitlement to receive payments upon a redemption of its subunits in excess of the investor’s initial tax basis in its subunits will result in constructive income to the investor. This could affect the timing and character of income recognition and result in U.S. federal income tax liability to the investor without the investor’s receipt of cash from us. Prospective investors are urged to consult their own tax advisors with respect to these tax risks, as well as the specific tax consequences to them of purchasing, holding or disposing of our securities.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors own shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf (such as identifying potential target businesses and performing due diligence on suitable business combinations), state securities administrators could argue that all of such individuals are not “independent” as that term is commonly used. If this were the case, they would take the position that we would not have the benefit of any independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of compensation and/or out-of-pocket expenses that could be paid and there will be no review of the reasonableness of the compensation and/or expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. Because none of our directors may be deemed “independent,” we may not have the benefit of an independent body examining the propriety of expenses incurred on our behalf that are subject to reimbursement (as discussed above).

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

PART II.

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our subunits and warrants were each quoted on the OTC Bulletin Board under the symbols CHVQF and CHPVF, respectively. The subunits and warrants commenced trading on March 15, 2011 and ceased trading upon redemption on February 27, 2013. Units not separated were quoted on the OTC Bulletin Board under the symbol CHVPF. The units commenced trading on February 22, 2011 and ceased trading upon redemption on February 27, 2013.

The table below sets forth the high and low bid prices of our subunits, warrants, and units as reported on the OTC Bulletin Board for the period from March 15, 2011 (the date on which our subunits and warrants were first quoted on the OTC Bulletin Board) through December 31, 2012 and for the period from February 22, 2011 (the date on which our units were first quoted on the OTC Bulletin Board) through December 31, 2012.

	Subunits (CHVQF)		Warrants (CHPVF)		Units (CHVPF)
Quarter Ended	High	Low	High	Low	High	Low
March 31, 2011 (Period from March 15, 2011 (subunits and warrants) and February 22, 2011 (units))	$5.71	$5.70	$0.35	$0.25	$6.03	$5.90
June 30, 2011	$5.75	$5.69	$0.35	$0.29	$5.95	$5.90
September 30, 2011	$5.70	$5.70	$0.35	$0.35	$6.00	$5.90
December 31, 2011	$5.70	$5.70	$0.50	$0.30	$6.00	$5.91
March 31, 2012	$5.78	$5.70	$0.50	$0.35	$5.95	$5.89
June 30, 2012	$5.85	$5.78	$0.46	$0.25	$6.05	$5.90
September 30, 2012	$5.85	$5.85	$0.35	$0.12	$6.00	$5.90
December 31, 2012	$6.12	$5.85	$0.15	$0.15	$5.93	$5.91

Since February 27, 2013, our ordinary shares have not traded. No subunits, warrants or units were outstanding on June 20, 2013.

Holders

On June 20, 2013, there were four holders of record of our ordinary shares. Such number does not include beneficial owners holding shares through nominee names.

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

Use of Proceeds

On February 25, 2011, we completed (i) our initial public offering of 2,750,000 Units and (ii) a Warrant Offering of 2,642,856 warrants. On March 8, 2011, the underwriters of our initial public offering exercised their over-allotment option, for a total of an additional 412,500 Units (over and above the 2,750,000 Units sold in the initial public offering) for an aggregate offering of 3,162,500 units. Each Unit consisted of one Subunit and one-half of a warrant. Each subunit consisted of one ordinary share, par value $0.001, and one-half of a warrant. Each whole warrant entitled the holder to purchase one ordinary share at a price of $5.00. The Units were sold at an offering price of $6.00 per unit and the warrants were sold at an offering price of $0.35 per warrant, generating total gross proceeds of $19,900,000. EarlyBirdCapital, Inc. (“EBC”) acted as the underwriter. The securities sold in the Warrant Offering and in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File Nos. 333-170006 and 333-172374). The Securities and Exchange Commission declared the registration statement effective on February 17, 2011.

We incurred a total of $664,125 in underwriting discounts and commissions. The total expenses in connection with the sale of our warrants in the Warrant Offering and the initial public offering (including the underwriter’s discounts and commissions) were $955,149.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the Warrant Offering and the initial public offering were $18,944,851. $18,835,874 (or approximately $5.96 per unit sold in our initial public offering) of the net proceeds from the initial public offering and the Warrant Offering was placed in a trust account for our benefit and the remaining proceeds were available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account could only be used by us upon the consummation of a business combination, except that there could have been released to us, from time to time, (i) amounts necessary to purchase up to 50% of the subunits sold in our initial public offering, (ii) any interest earned on the funds in the trust account that we may have needed to pay our tax obligations and (iii) any remaining interest earned on the funds in the trust account that we needed for our working capital requirements. The remaining interest earned on the funds in the trust account would not have been released until the earlier of the completion of a business combination and our failure to effect a business combination within the allotted time.

Through August 27, 2012, we have used $2,307,892 of the proceeds from our Public Offering and Warrant Offering to repurchase 400,134 shares of our subunits in accordance with our Repurchase Plan. On August 27, 2012, we announced that we had entered into the Acquisition Agreement and, as a result, our ability to repurchase Subunits sold in the Public Offering ended.

On February 27, 2013, the holders of Subunits received a pro-rata portion of the Trust Account, consisting in the aggregate of $16,529,397. As of February 27, 2013, all funds received pursuant to the public offering were either used to repurchase subunits or returned to the Public Shareholders.

Item 6.                    Selected Financial Data

We are a smaller reporting company as defined in Regulation S-K; as such pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Transition Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this Report; other risks identified in this Report; additional risks and uncertainties that are discussed in the Company’s reports filed and to be filed with the Commission and available at the SEC’s website at www.sec.gov., and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview

We are a blank check company in the development stage, formed on September 3, 2010 to serve as a vehicle to acquire, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating businesses through contractual arrangements. Although we were not limited to a particular geographic region or industry, we had initially intended to focus on acquiring an operating business with its primary operations located in the People’s Republic of China.

We presently have no revenue, have had losses since inception, and have no operations other than the active solicitation of an acquisition target. We have relied upon the sale of our securities to fund our operations.

On February 25, 2011, we consummated an initial public offering of 2,750,000 units. On March 11, 2011 we consummated the exercise of the over-allotment by our underwriter of 412,500 units(collectively with the initial public offering, the “Public Offering”). On February 25, 2011, we also consummated an offering of 2,642,856 warrants (the “Warrant Offering”). These offerings raised aggregate net proceeds of $18,944,851. We intended to use this cash, our capital stock, any debt we may incur or a combination of cash, capital stock, and debt, in effecting our initial business combination.

As set forth in Note 7 to the Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K, on August 24, 2012, we entered into a definitive merger and share exchange agreement (the “Acquisition Agreement”) with Black Diamond Holdings, LLC (“Black Diamond”), pursuant to which, if consummated, we would have redomesticated to the State of Delaware (the “Redomestication”) and would have acquired Black Diamond (the “Black Diamond Merger”).

Prior to consummating any of the transactions contemplated by the Acquisition Agreement, such transactions would have first needed to be approved by a majority of the holders of our ordinary shares and our warrant holders must have approved an amendment to the warrant agreement. We were preparing for a special meeting of the holders of our ordinary shares and warrants in order to obtain such approvals.

On June 5, 2013, the Acquisition Agreement was terminated.

Also on August 24, 2012, in connection with entering into the Acquisition Agreement, we and Black Diamond entered into an expense reimbursement agreement (the “Expense Agreement”), whereby Black Diamond agreed to pay certain expenses on behalf of the Company. Pursuant to the Expense Agreement, Black Diamond agreed to (i) assume and pay up to $250,000 of our costs and expenses (including but not limited to reasonable legal fees) that accrued up to the date that the Acquisition Agreement was signed (August 24, 2012), and (ii) pay, so long as we did not materially breach the representations and warranties in the Acquisition Agreement, all of our costs and expenses (including but not limited to reasonable legal fees and expenses related to the merger) incurred from and after the signing of the Acquisition Agreement. Costs covered under the Expense Agreement up to August 24, 2012 were net of our balance of cash on hand on that date (excluding the amount in trust). As of December 31, 2012, $466,799 has been recorded as a receivable under this Expense Agreement and this amount has been fully reserved at December 31, 2012. Through June 20, 2013, no amounts have yet been received from Black Diamond in connection with this Expense Agreement.

We were not able to consummate a business combination by February 25, 2013, the deadline to consummate a business combination pursuant to our First Amended and Restated Memorandum and Articles of Association.

On February 25, 2013, our shareholders voted to approve a change to our corporate charter and bylaws (the “Second Amended and Restated Memorandum and Articles of Association”) to permit us to continue our existence after February 25, 2013. Specifically, this proposal removed the provision in Article 163 of our Amended and Restated Articles of Association requiring our dissolution and replaced the provision with one that permits us to not dissolve, while requiring us to distribute a pro-rata portion of the Trust Account to holders of our Subunits issued in our Public Offering in exchange for the redemption of 99 out of every 100 Subunits issued in our Public Offering (since the warrants composing part of the Subunit would expire on February 25, 2013, thereafter a Subunit will be equivalent to one ordinary share); and amending our Articles of Association to not require us to comply with Articles 157-163 of the Articles of Association (which governs our activities while we were a Special Purpose Acquisition Company) after the earlier to occur of a consummation of a business combination or the liquidation of the Trust Account.

In connection with the amendment to the Second Amended and Restated Memorandum and Articles of Association, each public shareholder received (i) a pro-rata portion of our Trust Account and (ii) for every one hundred Subunits held by a shareholder, such shareholder retained one ordinary share. Increments of less than one hundred Subunits only received the applicable pro-rata portion of the Trust Account. Accordingly, on February, 27, 2013, the holders of Subunits received a pro-rata portion of the Trust Account, consisting in the aggregate of $16,529,397. Further, holders of the Subunits retained 16,440 ordinary shares. Effective on February 25, 2013, all warrants expired and 807,056 ordinary shares were outstanding. No convertible securities were outstanding as of such date.

Since February 25, 2013, our objective has been to seek a business combination with an operating company.

On February 1, 2013, we determined to change our fiscal year end from March 31 to December 31.

Results of Operations

We have not generated any revenues to date. Our entire activity since inception up to the closing of our Public Offering on February 25, 2011 was in preparation for that event. After the Public Offering, our activity has been limited to the evaluation of business combination candidates, and we do not expect to be able to generate any operating revenues until the closing and completion of our initial business combination. Until February 25, 2013, we were able to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income through February 25, 2013 was not significant in view of current low interest rates on risk-free investments (treasury securities). Subsequent to our pro-rata distribution of the Trust Account, we will no longer receive interest income as a source of working capital. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We incurred net losses of $332,864 and $232,037 for the nine months ended from December 31, 2012 and the year ended March 31, 2012, respectively. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of December 31, 2012, we had $41,617 in cash and cash equivalents. In restricted cash and cash equivalents held in trust, we had $16,540,161 which amount was to be used only to consummate a business combination. Through August 27, 2012, we had used $2,307,892 of the funds held in trust to repurchase Subunits and on February 25, 2013, the remainder of the funds held in the Trust Account were distributed, pro-rata, to the Public Shareholders.

We anticipate that in order to fund our ongoing working capital requirements, we will need to use all of the remaining cash funds as well as entering into contingent fee arrangements with our vendors. We may need to raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our Company did not have any off-balance sheet arrangements in the nine months ended December 31, 2012.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds of our initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

Item 8.                    Financial Statements and Supplementary Data.

Our consolidated financial statements and the related notes to the financial statements called for by this item appear under the caption “Table of Contents to Financial Statements” beginning on page F-1 attached hereto of this Transition Report on Form 10-K.

China VantagePoint Acquisition Company and Subsidiary

(A Company in the Development Stage)

Table of Contents to Consolidated Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and March 31, 2011	F-3

Consolidated Statements of Operations for the Nine Months Ended December 31, 2012, the Year Ended March 31, 2012 and for the Period September 3, 2010 (Inception) through December 31, 2012	F-4

Consolidated Statements of Changes in Shareholders' Equity for the Period from September 3, 2010 (Inception) through December 31, 2012	F-5

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2012, for the Year Ended March 31, 2012 and for the Period September 3, 2010 (Inception) through December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of China VantagePoint Acquisition Company

We have audited the accompanying consolidated balance sheets of China VantagePoint Acquisition Company and Subsidiary (a company in the development stage) (the “Company”) as of December 31, 2012 and March 31, 2012, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the nine months ended December 31, 2012, for the year ended March 31, 2012, and for the period from September 3, 2010 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of China VantagePoint Acquisition Company and Subsidiary (a company in the development stage), as of December 31, 2012 and March 31, 2012, and the consolidated results of its operations and its cash flows for the nine months ended December 31, 2012, for the year ended March 31, 2012, and for the period from September 3, 2010 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, the Company has no present revenue and the Company’s cash and working capital as of December 31, 2012, are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP
New York, NY
June 24, 2013

China VantagePoint Acquisition Company and Subsidiary

(A Company in the Development Stage)

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2012	March 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$41,617	$14,926
Prepaid expenses	1,500	1,500
Total current assets	43,117	16,426

Restricted cash and cash equivalents held in trust account	16,540,161	16,534,880
Total assets	$16,583,278	$16,551,306

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$334,919	$37,583
Accounts payable - related party	173,525	106,025
Total liabilities	508,444	143,608

Commitments and contingencies

Ordinary shares, subject to possible redemption (1,846,172 and 1,845,879 shares at redemption value at December 31, 2012 and March 31, 2012, respectively)(1)	11,054,281	11,051,067

Shareholders’ equity
Preferred shares, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized; 3,552,991 shares issued and outstanding (less 1,846,172 and 1,845,879 shares subject to possible redemption at December 31, 2012 and March 31, 2012, respectively)(1)	1,707	1,707
Additional paid-in capital	5,606,071	5,609,285
Deficit accumulated during the development stage	(587,225)	(254,361)
Total shareholders’ equity	5,020,553	5,356,631

Total liabilities, redeemable ordinary shares and shareholders’ equity	$16,583,278	$16,551,306

(1)As a result of repurchases of subunits and interest earned on the funds held in trust, but not released for working capital purposes through December 31, 2012, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,846,172.

The accompanying notes are an integral part of these consolidated financial statements.

China VantagePoint Acquisition Company and Subsidiary

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31, 2012	Year Ended March 31, 2012	For the Period September 3, 2010 (Inception) through December 31, 2012

Operating and formation costs:
Legal and professional fees	$40,228	$124,862	$174,964
General and administrative expenses	9,023	37,374	51,382
Bad debt expense	466,799	-	466,799
Administrative expense - related party	30,000	90,000	130,446

Loss from operations	(546,050)	(252,236)	(823,591)

Interest income	23,186	20,199	46,366
Other income	190,000	-	190,000

Net loss	$(332,864)	$(232,037)	$(587,225)

Basic and diluted net loss per share	$(0.20)	$(0.14)

Weighted average ordinary shares outstanding - basic and diluted	1,706,989	1,707,691

The accompanying notes are an integral part of these consolidated financial statements.

China VantagePoint Acquisition Company and Subsidiary

(A Company in the Development Stage)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Period from September 3, 2010 (Inception) through December 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Ordinary Shares		Paid-In	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued September 3, 2010 (Inception) at $0.0316 per share for cash	790,625	$791	$24,209	$-	$25,000

Sale of 2,750,000 units on February 25, 2011 at $6.00 per Unit, net of offering expenses of $868,176 (includes 1,833,149 shares subject to possible redemption as of March 31, 2011)(1)	2,750,000	2,750	15,629,074	-	15,631,824

Sale of Warrant Offering warrants on February 25, 2011	-	-	925,000	-	925,000

Sale of Underwriter Purchase Option on February 25, 2011	-	-	100	-	100

Sale of 412,500 units on March 11, 2011 at $6.00 per unit, net of offering expenses of $86,973 (includes 408,430 shares subject to possible redemption as of March 31, 2011)(1)	412,500	412	2,387,615	-	2,388,027

Net proceeds subject to possible redemption of 2,241,579 shares at redemption value	-	(2,241)	(13,350,734)	-	(13,352,975)

Net loss	-	-	-	(22,324)	(22,324)

Balance at March 31, 2011	3,953,125	$1,712	$5,615,264	$(22,324)	$5,594,652

Repurchase of subunits in accordance with the Company's Repurchase Plan	(400,134)	(400)	(2,307,492)	-	(2,307,892)

Reduction in net proceeds subject to possible redemption of 395,700 shares at redemption value(1)	-	395	2,301,513	-	2,301,908

Net loss	-	-	-	(232,037)	(232,037)

Balance at March 31, 2012	3,552,991	$1,707	$5,609,285	$(254,361)	$5,356,631

Increase in net proceeds subject to possible redemption of 293 shares at redemption value (1)	-	-	(3,214)	-	(3,214)

Net loss	-	-	-	(332,864)	(332,864)

Balance at December 31, 2012	3,552,991	$1,707	$5,606,071	$(587,225)	$5,020,553

(1)As a result of repurchases of subunits and interest earned on the funds held in trust but not released for working capital purposes through December 31, 2012, in connection with the Company's Repurchase Plan, aggregate ordinary shares subject to possible redemption are 1,846,172.

The accompanying notes are an integral part of these consolidated financial statements.

China VantagePoint Acquisition Company and Subsidiary

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended December 31, 2012	For the Year Ended March 31, 2012	For the Period September 3, 2010 (Inception) through December 31, 2012
Operating Activities
Net loss	$(332,864)	$(232,037)	$(587,225)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Bad debt expense	466,799	-	466,799
Changes in operating assets and liabilities:
Prepaid expenses	-	5,577	(1,500)
Due from Black Diamond	(466,799)	-	(466,799)
Accounts payable and accrued expenses	297,336	22,468	334,919
Accounts payable - related party	67,500	90,451	173,525
Net cash provided by (used in) operating activities	31,972	(113,541)	(80,281)

Investing Activities
Investment in restricted cash and cash equivalents	(23,187)	(20,086)	(18,882,128)
Amounts released from restricted cash and cash equivalents used to repurchase ordinary shares	-	2,307,892	2,307,892
Proceeds from redemption of restricted cash and cash equivalents	17,906	16,169	34,075
Net cash provided by (used in) investing activities	(5,281)	2,303,975	(16,540,161)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	-	25,000
Proceeds from issuance of note to initial shareholders	-	-	50,000
Repayment of note to initial shareholders	-	-	(50,000)
Proceeds from Public Offering, net of offering costs	-	-	18,019,851
Proceeds from Warrant Offering	-	-	925,000
Proceeds from sale of Underwriter Purchase Option	-	-	100
Repurchase of subunits	-	(2,307,892)	(2,307,892)
Net cash (used in) provided by financing activities	-	(2,307,892)	16,662,059

Net increase (decrease) in cash and cash equivalents	26,691	(117,458)	41,617
Cash and cash equivalents, beginning	14,926	132,384	-
Cash and cash equivalents, ending	$41,617	$14,926	$41,617

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1—Organization, Business Operations and Going Concern

China VantagePoint Acquisition Company (the ‘‘Company’’) is a blank check company incorporated on September 3, 2010, formed under the laws of the Cayman Islands for the purpose of acquiring, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating business or businesses through contractual arrangements (a “Business Combination”). On August 23, 2012, the Company formed BDH Acquisition Corp (“Purchaser”), a Delaware corporation, with authorized capital at formation consisting of 1,000 shares of common stock, $0.001 par value, for the purpose of effecting a future business combination with Black Diamond Holdings, LLC, a Colorado limited liability corporation (“Black Diamond”). See Note 6 – Merger and Share Exchange Agreement for a discussion of the merger and share exchange agreement entered into on August 24, 2012 and terminated on June 5, 2013.

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the accounting and disclosure rules of the Securities and Exchange Commission (“SEC”). The Company has evaluated subsequent events through the issuance of this Form 10-K.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

At December 31, 2012, the Company had not commenced any operations. All activity through December 31, 2012 relates to the Company’s formation, the Company’s initial public offering and the search for a business combination. The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on February 17, 2011. On February 18, 2011, the Company filed a new registration statement to increase the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”). The Company consummated the Public Offering and Warrant Offering on February 25, 2011 and received initial net proceeds of $16,556,824. On March 8, 2011, the underwriter exercised its over-allotment option and on March 11, 2011 the Company received additional net proceeds of $2,388,027, bringing total net proceeds to $18,944,851 (Note 3).

The Company was not able to consummate a business combination by February 25, 2013. Accordingly, pursuant to its Amended and Restated Memorandum and Articles of Association, on February 27, 2013, each Public Shareholder (i) received a pro-rata portion of the Trust Account and (ii) for every 100 Subunits held by a shareholder, such shareholder retained one ordinary share. Increments of less than 100 Subunits only received the applicable pro-rata portion of the Trust Account. Accordingly, on February 27, 2013, the holders of the Subunits received a pro-rata share of the Trust Account, consisting in the aggregate of $16,529,397 and Public Shareholders retained 16,440 ordinary shares. After the distribution of the funds held in the Trust Account, the Initial Shareholders owned 98% of the outstanding ordinary shares which constituted a change of control of the Company. On February 25, 2013, upon the Public Shareholders approval of its Amended and Restated Memorandum and Articles of Association, the Company was allowed to continue its existence past the date of February 25, 2013. See Note 9 – Subsequent Events - for a discussion of the February 25, 2013 changes to the Amended and Restated Memorandum and Articles of Association. After February 25, 2013, the Company’s objective is to seek a Business Combination with an operating company.

From September 3, 2010 (the Company’s inception) through February 25, 2013, under the Company’s former Memorandum and Articles of Association, the Company was considered a Special Purpose Acquisition Company and was subject to certain limitations under these articles. The Company had limited access to the funds from its Public Offering and Warrant Offering, which were placed into the Trust Account. Pursuant to its former Memorandum and Articles of Association, if the Company had not completed a Business Combination prior to February 25, 2013 it would have automatically dissolved and be forced to liquidate its assets. Furthermore, the Initial Shareholders were not permitted to trade their shares. Subsequent to February 25, 2013, in connection with the approval of its Amended and Restated Articles of Association, all of these limitations and restrictions have been removed.

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1—Organization, Business Operations and Going Concern, continued

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Warrant Offering although substantially all of the net proceeds were intended to be generally applied toward consummating a Business Combination. Furthermore, there was no assurance that the Company would be able to successfully effect a Business Combination. An amount of $18,835,874 in the aggregate, (or approximately $5.96 per Unit) of the proceeds of the Public Offering and the Warrant Offering was placed into a trust account (“Trust Account”) and invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.

During the nine months ended December 31, 2012, the Company received $190,000 from a former potential business combination target, that was not Black Diamond, as reimbursement for certain expenses incurred. Of this amount, the Company retained $90,000. This reimbursement is included in the $31,972, of cash generated from operating activities on the Company’s consolidated statement of cash flows for the nine months ended December 31, 2012. On August 24, 2012, in connection with the Acquisition Agreement, the Company and Black Diamond entered into an expense reimbursement agreement (the “Expense Agreement”), whereby Black Diamond had agreed to pay certain expenses on behalf of the Company. The Expense Agreement is discussed further in Note 7 – Merger and Share Exchange Agreement, along with a discussion of the termination of the Acquisition Agreement.

The Company was not able to consummate the Acquisition Agreement by February 25, 2013, the deadline to do so pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, and consequently on February 27, 2013, the Company distributed to each of the Public Shareholders their pro rata interest in the Trust Account.

As explained further in Note 9 – Subsequent Events, on May 10, 2013, the Company received a refundable advance of $50,000 from an operating company seeking to merge with the Company.

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

On February 1, 2013, the Board of Directors of the Company determined to change the Company's fiscal year end from March 31 to December 31.

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China VantagePoint Acquisition Company and Purchaser. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

Cash: The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2012, substantially all of the Company’s funds were held at one financial institution.

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

Income (loss) per share

Ordinary loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares included in Subunits subject to possible redemption at December 31, 2012 and March 31, 2012 of 1,846,172 and 1,845,879, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Loss per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. The Company has not considered the effect of warrants to purchase 5,605,289 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants was contingent upon the occurrence of future events. On February 25, 2013, the warrants expired. During the nine months ended December 31, 2012 and the year ended March 31, 2012, there were no outstanding dilutive options, warrants, or other potential ordinary shares which would affect the fully diluted loss per share.

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	Balance Sheet	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash and cash equivalents held in Trust Account:
December 31, 2012	$16,540,161	$16,540,161	$-	$-
March 31, 2012	$16,534,880	$16,534,880	$-	$-

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 2—Significant Accounting Policies, continued

Ordinary shares included in Subunits subject to possible redemption

The Company accounted for its ordinary shares included in Subunits subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2012 and March 31, 2012, the ordinary shares included in Subunits subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from September 3, 2010 (Inception) through December 31, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 2—Significant Accounting Policies, continued

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Public Offering and Warrant Offering

On February 25, 2011, the Company sold 2,750,000 units at an offering price of $6.00 per Unit. Each Unit included one Subunit and one-half of a warrant. Each Subunit consisted of one ordinary share and one-half of a warrant. On March 8, 2011, the underwriters of the Public Offering exercised their over-allotment option, for an additional 412,500 Units, or an aggregate offering of 3,162,500 Units. Each whole warrant (“Public Warrant”) would have entitled the holder to purchase from the Company one ordinary share at an exercise price of $5.00 per share and the Public Warrants would have become exercisable upon the consummation of a business combination with a target business. The Public Warrants expired on February 25, 2013, in connection with the Company not having consummated a Business Combination within the required time period. The Units sold in the Public Offering began trading on February 22, 2011. The Subunits and Public Warrants comprising the Units, but not the ordinary shares and Public Warrants included in the Subunits, began separate trading on March 15, 2011. On February 27, 2013, in connection with the distribution of the pro-rata interests in the Trust Account, all Units and Subunits were redeemed, all warrants expired, and pursuant to the February 25, 2013 Amended and Restated Memorandum and Articles of Association, holders of Subunits retained one ordinary share for every full 100 Subunits owned. In the aggregate, 16,440 ordinary shares were retained by the former Public Shareholders.

Holders had the option to continue to hold Units or separate their Units into the component pieces. However, no fractional Public Warrants would be issued and only whole Public Warrants would trade. The Subunits would continue to trade as a Subunit consisting of one ordinary share and one-half of a Public Warrant until the consummation of a Business Combination, at which time they would automatically separate and the Subunits would no longer be outstanding. Since no fractional Public Warrants would be issued and only whole Public Warrants would trade, investors would need to either have not separated their Units at this time or have a number of Subunits divisible by two at that time or they would lose a portion of the Public Warrants they would otherwise be entitled to.

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

The Public Warrants, Insider Warrants and EBC/Third Party Warrants were collectively referred to as the “Warrants.” The Warrants expired on February 25, 2013.

The Company entered into an agreement with the underwriters of the Public Offering (the “Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company paid 3.5% of the gross proceeds of the Public Offering or $664,125 as underwriting discounts and commissions upon the closing of the Public Offering, including the exercise of the over-allotment option.

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 4—Commitments and Contingencies

The Company agreed to pay an aggregate of $7,500 a month for office space and general and administrative services to an entity affiliated with the Company, commencing February 17, 2011 and ending on the liquidation of the trust account on February 25, 2013. The Company subsequently entered into a second agreement with this affiliate, to extend this arrangement past February 25, 2013, on a month to month basis. This affiliated entity also occasionally pays for travel and other expenses of the Company not related to general and administrative services. The Company is obligated to reimburse them for these expenses. At December 31, 2012, the Company has included in accounts payable – related party $173,525 representing an obligation to this affiliate company for this office space, these general and administrative services, and these reimbursable expenses.

The Company had engaged EBC as an investment banker in connection with its initial Business Combination to provide it with assistance in negotiating and structuring the terms of the initial Business Combination. These services included assisting the Company with valuing and structuring the offer made to a target business and negotiating its definitive agreement with Black Diamond. The Company would have paid EBC a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to $600,000. The engagement of EBC expired on February 25, 2013.

Note 5—Income Taxes

The Company’s deferred tax assets are as follows:

	As of
	December 31, 2012	March 31, 2012
Net operating loss carryforwards	$234,176	$101,355
Total deferred tax assets	234,176	101,355
Less: valuation allowance	(234,176)	(101,355)
Net deferred tax assets	$-	$-

The Company has a net operating loss of approximately $585,000 that expires between 2031 and 2033. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2012.

Internal Revenue Code Section 382 (“IRC 382”) imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company’s preliminary determination is that the February 27, 2013 redemption of the Units and Subunits held by the Public Shareholders would cause an ownership change pursuant to IRC 382 limiting the use of net operating losses generated prior to such date.

The Company established a valuation allowance of $234,176 and $101,355 as of December 31, 2012, and March 31, 2012, which fully offset the deferred tax assets of $234,176 and $101,355, respectively.  The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to the net operating losses of approximately $585,000 and $253,000 for the nine months ended December 31, 2012 and for the year ended March 31, 2012, respectively. Effective tax rates differ from statutory rates.

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 5—Income Taxes, continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Nine Months Ended December 31, 2012	For the Year Ended March 31, 2012
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax	(6.0)%	(6.0)%
Permanent difference:
Meals and entertainment	0.1%	0.2%
Increase in valuation allowance	39.9%	39.8%
Effective income tax rate	-%	-%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the Company’s projected future taxable income and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets for every period, since it is more likely than not that all of the deferred tax assets will not be realized. The change in valuation allowance for the nine months ended December 31, 2012 and for the year ended March 31, 2012 was an increase of $132,821 and $92,425, respectively.

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

On February 17, 2011 the Initial Shareholders placed their initial shares into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferable during the escrow period which expires on the first anniversary of the closing date of the initial Business Combination. These shares were released from escrow on February 27, 2013, upon the Company’s distribution of the funds held in the Trust Account.

In the event that the subunits offered in the Public Offering (the “Subunits”) traded at or below $5.70 per Subunit, there was able to be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announced a Business Combination. Purchases were made only in open market transactions pursuant to a 10b5-1 plan entered into by the Company on February 16, 2011 (the “Repurchase Plan”), which required the Company to maintain a limit order for the Subunits at $5.70 per Subunit during the purchase period until the maximum number of Subunits had been purchased. On August 27, 2012 the Company announced that it had entered into a merger and share exchange agreement (the “Acquisition Agreement”) pursuant to which it planned to acquire Black Diamond (the “Black Diamond Merger”) and, accordingly, was no longer permitted to make any repurchases of its Subunits under the Repurchase Plan. Through August 27, 2012, the Company had purchased 400,134 Subunits under this plan at a cost of $2,307,892.

If the Company had completed a Business Combination, depending on the number of holders who chose to exercise their redemption rights in connection with the Company’s initial Business Combination, the Company could have been required to redeem for cash up to one Subunit less than 58.38% (as adjusted for repurchases through December 31, 2012 under the Company’s Repurchase plan and interest earned but not released from the Trust Account) of the subunits sold in the Public Offering, or 1,846,172 shares, at a redemption price of approximately $5.99 per share for approximately $11,054,281, in the aggregate assuming that all of the Company’s shareholders vote in favor of the proposed Business Combination and are therefore entitled to receive a full pro rata share of the Trust Account.

See Note 9 – Subsequent Events, for a discussion regarding the Equity Restructure approved by shareholders.

Preferred Shares

On February 16, 2011 the Company amended the capital clause of the Memorandum and Articles of Association authorizing the issuance of up to 5,000,000 preferred shares with a par value of $0.001 with such designations as may be determined by the Board of Directors of the Company from time to time.

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 6—Shareholders’ Equity, continued

Unit Purchase Option

On February 25, 2011, the Company issued a unit purchase option, for $100, to EBC or its designees to purchase 175,000 units at an exercise price of $6.60 per unit commencing on the later of (i) one year from the effective date of the registration statement or (ii) the consummation of an initial Business Combination, and expiring upon the earlier of (i) the liquidation of the Trust Account if we had not completed a Business Combination within the required time periods or (ii) three years from the closing of the Company’s initial Business Combination (but in no event would the option expire more than five years from the effective date of the registration statement for the Public Offering). The units issuable upon exercise of this option were identical to the units being offered in the Public Offering, with the exception of (i) not including Subunits and instead including only the ordinary shares and warrants that would otherwise comprise such Subunits since the Subunits would no longer be trading once the unit purchase option became exercisable and (ii) containing a provision for cashless exercised by EBC. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of this unit purchase option as of February 25, 2011 was approximately $431,185 ($2.46 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 48.1%, (2) risk-free interest rate of 2.0% and (3) expected life of five years. The unit purchase option may have been exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described in Note 3), such that the holder may have used the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company would have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option would not be entitled to have exercised the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option was effective or an exemption from registration was available. If the holder was unable to have exercised the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, would expire worthless. On February 25, 2013, the unit purchase option expired worthless.

Note 7—Merger and Share Exchange Agreement

On August 24, 2012, the Company, Purchaser, Black Diamond, all of the Class A members of Black Diamond, certain Preferred Members of Black Diamond and Black Diamond Financial Group, LLC, a Delaware limited liability company and the manager of Black Diamond, entered into the Acquisition Agreement. The Company was not able to consummate the Acquisition Agreement by February 25, 2013. On June 5, 2013, the Acquisition Agreement was terminated.

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 7—Merger and Share Exchange Agreement, continued

Expense Agreement

On August 24, 2012, in connection with the Acquisition Agreement, the Company and Black Diamond entered into the Expense Agreement. Pursuant to the Expense Agreement, Black Diamond had agreed to (i) assume and pay up to $250,000 of the costs and expenses (including but not limited to reasonable legal fees) of the Company that have accrued up to the date that the Acquisition Agreement was signed (August 24, 2012), and (ii) pay, so long as the Company does not materially breach the representations and warranties it made in the Acquisition Agreement, all of the costs and expenses (including but not limited to reasonable legal fees and expenses related to the merger) incurred by the Company from and after the signing of the Acquisition Agreement. Costs covered under the Expense Agreement up to August 24, 2012 were net of the Company’s balance of cash on hand on that date (excluding the amount in trust). Any expenses covered under the Expense Agreement were deemed to be costs incurred by Black Diamond and through December 31, 2012 were recorded as amounts “Due from Black Diamond” on the Company’s consolidated balance sheet.

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

As of December 31, 2012, the Company had recorded in “Due from Black Diamond” $466,799, the amounts due under the Expense Agreement. As of December 31, 2012 and through June 20, 2013, no amounts were received from Black Diamond in connection with this Expense Agreement. The Company has made attempts to collect the amounts due to the Company pursuant to the Expense Agreement, but these collection efforts have not been successful. Accordingly, on December 31, 2012, the Company recorded a charge of $466,799 to fully reserve the amount due from Black Diamond pursuant to the Expense Agreement.

Note 8—Comparative Financial Information

Presented below is the condensed unaudited comparative financial information for the year ended December 31, 2012:

Operating and formation costs:
Legal and professional fees	$79,983
General and administrative expenses	10,952
Bad debt expense	466,799
Administrative expense- related party	52,500
Loss from operations	(610,234)

Interest income	30,197
Other income	190,000

Net Loss	$(390,037)

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 9—Subsequent Events

Pro-rata distribution of the Trust Account and Amendment to the Company’s Articles of Association to Continue Its Corporate Existence

On February 25, 2013, the Company’s shareholders approved the amendment of the Company's Articles of Association to permit the Company to continue its existence after February 25, 2013 (the "Continued Existence Proposal"). Specifically, this proposal removed the provision in Article 163 requiring the dissolution of the Company and replaced the provision with one that permits the Company to not dissolve, while requiring it to distribute a pro-rata portion of the Trust Account to holders of the Company's Subunits issued in the Company's IPO in exchange for the redemption of 99 out of every 100 Subunits issued in the Company's IPO (since the warrants composing part of the Subunit would expire on February 25, 2013, thereafter a Subunit will be equivalent to one ordinary share); and amending the Company's Articles of Association to not require the Company to comply with Articles 157-163 of the Articles of Association (which govern the activities of the Company while it is a Special Purpose Acquisition Company) after the earlier to occur of a consummation of a business combination or the liquidation of the Trust Account.

Each shareholder thereupon received (i) a pro-rata portion of the Company’s Trust Account and (ii) for every one hundred Subunits held by a shareholder, such shareholder retains one ordinary share. Increments of less than one hundred Subunits only received the applicable pro-rata portion of the Trust Account. Accordingly, on February, 27, 2013, the holders of Subunits received a pro-rata portion of the Trust Account, consisting in the aggregate of $16,529,397. Further, holders of the Subunits retained 16,440 ordinary shares. Effective on February 25, 2013, all warrants were terminated and equity instruments outstanding consisted solely of 807,056 ordinary shares.

Refundable Advance

On May 10, 2013, the Company received a refundable advance of $50,000 from an operating company seeking to merge with the Company.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the nine month period ended December 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

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

This Transition Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management's report is not subject to attestation by our registered public accounting firm.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our principal executive and financial officer has concluded that as of December 31, 2012, our internal control over financial reporting was not effective due to (i) our inability to timely file this Transition Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and (ii) the lack of effective communications of material information between executive management and accounting personnel responsible for external reporting.

The control deficiency regarding the lack of effective communications could result in material misstatements of significant accounts and disclosures that would result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Our intentions have been to comply with the information and reporting requirements of the federal securities laws applicable to us. However, due to a lack of liquidity which was exacerbated by the fact that we were not able to consummate our Business Combination, we did not have the financial resources to timely file this Transition Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Provided that we can generate sufficient liquidity, we intend to comply with our future reporting requirements.

Further, our management has implemented additional control procedures to provide for the orderly and timely communication of material agreements and other potentially material financial information to its accounting personnel.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Transition Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

Not applicable.

PART III.

Item 10.                  Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Wei Li	36	Chief Executive Officer and Director
Yiting Liu	32	Co-Chair of the Board of Directors
Ye (Sophie) Tao	34	Co-Chair of the Board of Directors

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

Code of Ethics

We intend to adopt a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws after the consummation of a business combination.

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

Item 11.                  Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Our initial shareholders purchased 790,625 initial shares for an aggregate consideration of $25,000. In addition, our directors purchased an aggregate of 1,500,000 insider warrants for an aggregate consideration of $525,000. We believe that because our officers and directors own such shares and warrants, no compensation (other than reimbursement of out-of-pocket expenses) is necessary and such persons have agreed to serve in their respective role without compensation. The Insider Warrants expired on February 25, 2013.

We agreed to pay to Ray Shi Capital Group, LLC, an entity affiliated with Yiting Liu, one of our directors, Ye (Sophie) Tao, one of our directors and Wei Li, our Chief Executive Officer and one of our directors, a total of $7,500 per month for office space, administrative services and secretarial support for an initial period commencing on February 17, 2011 and ending on the liquidation of the trust account on February 25, 2013. We subsequently entered into a second agreement with Ray Shi Capital Group, LLC, to extend this arrangement past February 25, 2013, on a month to month basis. This arrangement was agreed to by Ray Shi Capital Group, LLC for our benefit and is not intended to provide Ray Shi Capital Group, LLC compensation in lieu of a management fee or other remuneration because it is anticipated that the expenses to be paid to Ray Shi Capital Group, LLC will approximate the monthly reimbursement. We believe that such fees were at least as favorable as we could have obtained from an unaffiliated third party.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 20, 2013 by:

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

Subject to the paragraph above, percentage ownership of outstanding shares is based on 807,065 ordinary shares outstanding as of June 20, 2013.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares

Wei Li	263,542	32.6%
Yiting Liu	263,542	32.6%
Ye (Sophie) Tao	263,541	32.6%
All directors and executive officers as a group (3 persons)	790,625	97.8%

(1)	Unless otherwise noted, the business address of each of the individuals is 555 N.E. 15th Street, Suite 200, Miami, Florida 33132.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On February 25, 2011, our directors purchased an aggregate of 1,500,000 Insider Warrants in the Warrant Offering at a price of $0.35 per Insider Warrant, for an aggregate purchase price of $525,000. The Insider Warrants are identical to the Warrants sold in the Public Offering, except that they are non-redeemable and may be exercised on a “cashless basis.” The Insider Warrants expired on February 25, 2013.

We agreed to pay to Ray Shi Capital Group, LLC, an affiliate of Yiting Liu, one of our directors, Ye (Sophie) Tao, one of our directors and Wei Li, our Chief Executive Officer and one of our directors, a total of $7,500 per month for office space, administrative services and secretarial support for a period commencing on February 18, 2011 and ending on the liquidation of the trust account on February 25, 2013. This arrangement was agreed to by Ray Shi Capital Group, LLC for our benefit and was not intended to provide Ray Shi Capital Group, LLC compensation. We believe that such fees were at least as favorable as we could have obtained from an unaffiliated third party.

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

Item 14.                 Principal Accountant Fees and Services.

The firm Marcum LLP (“Marcum”) is our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

During the nine months ended December 31, 2012 and for the year ended March 31, 2012, audit fees for our independent registered public accounting firm were $47,000 and $43,750, respectively, which services included the costs of the reviews of the condensed consolidated financial statements for quarterly reporting periods included within both the nine months ended December 31, 2012 and the year ended March 31, 2012, and other periodic reports for each respective year.

Audit-Related Fees

During the nine months ended December 31, 2012 and the year ended March 31, 2012 audit related fees were $24,377 and $0, respectively.

Tax Fees

During the nine months ended December 31, 2012 and the year ended March 31, 2012, fees billed for income tax preparation services by our independent registered public accounting firm were $0 and $3,000. The tax fees billed for the year ended March 31, 2012 consisted of $1,500 for the tax returns for the calendar year ended December 31, 2011 and $1,500 for the tax returns for the calendar year ended December 31, 2010.

All Other Fees

Other than the services described above, the aggregate fees billed for the services rendered by our independent registered public accountant were $4,040 and $0 for the nine months ended December 31, 2012 and for the year ended March 31, 2012, respectively.

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

Exhibits

We hereby file as part of the Transition Report on Form 10-K the Exhibits listed in the attached Exhibit Index below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such materials can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

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

CHINA VANTAGEPOINT ACQUISITION COMPANY

Date: June 24, 2013	By:	/s/ Wei Li
		Name:	Wei Li
		Title:	Chief Executive Officer
(Principal Executive, Accounting
and Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Li	Chief Executive Officer and Director	June 24, 2013
Wei Li	(Principal Executive, Accounting and Financial Officer)

/s/ Yiting Liu	Co-Chair of the Board of Directors	June 24, 2013
Yiting Liu

/s/ Ye (Sophie) Tao	Co-Chair of the Board of Directors	June 24, 2013
Ye (Sophie) Tao

Exhibit Index

Exhibit No.	Document Description
31.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

