Form 10-Q
period 2013-06-30
China VantagePoint Acquisition Co
filed 2013-08-15
CIK 1503401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 12, 2013 the registrant had 807,065 ordinary shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$42,432	$41,617
Prepaid expenses	1,500	1,500
Total current assets	43,932	43,117

Restricted cash and cash equivalents held in trust account	-	16,540,161
Total assets	$43,932	$16,583,278

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$378,957	$334,919
Accounts payable - related party	218,525	173,525
Refundable advance	50,000	-
Total liabilities	647,482	508,444

Commitments and contingencies

Ordinary shares, subject to possible redemption (1,845,879 shares at redemption value at December 31, 2012)	-	11,054,281

Shareholders’ (deficit) equity
Preferred shares, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized; 807,065 and 3,552,991 shares issued and outstanding (less 0 and 1,845,879 shares subject to possible redemption) at June 30, 2013 and December 31, 2012, respectively	807	1,707
Additional paid-in capital	131,855	5,606,071
Deficit accumulated during the development stage	(736,212)	(587,225)
Total shareholders’ (deficit) equity	(603,550)	5,020,553

Total liabilities, redeemable ordinary shares and shareholders’ (deficit) equity	$43,932	$16,583,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period September 3, 2010 (Inception) through
	2013	2012	2013	2012	June 30, 2013

Operating and formation costs:
Legal and professional fees	$44,325	$15,436	$104,956	$55,191	$279,920
General and administrative expenses	1,844	8,604	2,267	10,533	53,649
Bad debt expense	-	-	-	-	466,799
Administrative expense - related party	22,500	22,500	45,000	45,000	175,446

Loss from operations	(68,669)	(46,540)	(152,223)	(110,724)	(975,814)

Interest income	-	8,090	3,236	15,101	49,602
Other income	-	-	-	-	190,000

Net loss	$(68,669)	$(38,450)	$(148,987)	$(95,623)	$(736,212)

Basic and diluted net loss per share	$(0.09)	$(0.02)	$(0.14)	$(0.06)

Weighted average ordinary shares outstanding - basic and diluted	807,065	1,707,107	1,090,413	1,706,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

For the Period from September 3, 2010 (Inception) through June 30, 2013

				Deficit
				Accumulated
			Additional	During the
	Ordinary Shares		Paid-In	Development	Shareholders'
	Shares	Amount	Capital	Stage	(Deficit) Equity
Ordinary shares issued September 3, 2010 (Inception) at $0.0316 per share for cash	790,625	$791	$24,209	$-	$25,000

Sale of 2,750,000 units on February 25, 2011 at $6.00 per Unit, net of offering expenses of $868,176 (includes 1,833,149 shares subject to possible redemption as of March 31, 2011)	2,750,000	2,750	15,629,074	-	15,631,824

Sale of Warrant Offering warrants on February 25, 2011	-	-	925,000	-	925,000

Sale of Underwriter Purchase Option on February 25, 2011	-	-	100	-	100

Sale of 412,500 units on March 11, 2011 at $6.00 per unit, net of offering expenses of $86,973 (includes 408,430 shares subject to possible redemption as of March 31, 2011)	412,500	412	2,387,615	-	2,388,027

Net proceeds subject to possible redemption of 2,241,579 shares at redemption value	-	(2,241)	(13,350,734)	-	(13,352,975)

Net loss	-	-	-	(22,324)	(22,324)

Balance at March 31, 2011	3,953,125	$1,712	$5,615,264	$(22,324)	$5,594,652

Repurchase of ordinary shares in accordance with the Company's Repurchase Plan	(400,134)	(400)	(2,307,492)	-	(2,307,892)

Reduction in net proceeds subject to possible redemption of 395,700 shares at redemption value	-	395	2,301,513	-	2,301,908

Net loss	-	-	-	(232,037)	(232,037)

Balance at March 31, 2012	3,552,991	$1,707	$5,609,285	$(254,361)	$5,356,631

Reduction in net proceeds subject to possible redemption of 448 shares at redemption value	-	-	(3,214)	-	(3,214)

Net loss	-	-	-	(332,864)	(332,864)

Balance at December 31, 2012	3,552,991	$1,707	$5,606,071	$(587,225)	$5,020,553

Redemption of ordinary shares on February 27, 2013 at $6.02 per share	(2,745,926)	(900)	(5,474,216)	-	(5,475,116)

Net loss	-	-	-	(148,987)	(148,987)

Balance at June 30, 2013 (unaudited)	807,065	$807	$131,855	$(736,212)	$(603,550)

The accompanying notes are an integral part of these condensed consolidated financial statements.

China VantagePoint Acquisition Company

(A Company in the Development Stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period September 3, 2010 (Inception) through June 30, 2013
Operating Activities
Net loss	$(148,987)	$(95,623)	$(736,212)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	-	-	466,799
Changes in operating assets and liabilities:
Prepaid expenses	-	-	(1,500)
Due from Black Diamond	-	-	(466,799)
Accounts payable and accrued expenses	44,038	57,137	378,957
Accounts payable - related party	45,000	45,090	218,525
Refundable advance	50,000	-	50,000
Net cash (used in) provided by operating activities	(9,949)	6,604	(90,230)

Investing Activities
Investment in restricted cash and cash equivalents	(3,236)	(15,100)	(18,885,364)
Amounts released from restricted cash and cash equivalents used to repurchase ordinary shares	-	-	2,307,892
Proceeds from redemption of restricted cash and cash equivalents	16,543,397	16,169	16,577,472
Net cash provided by investing activities	16,540,161	1,069	-

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	-	25,000
Proceeds from issuance of note to initial shareholders	-	-	50,000
Repayment of note to initial shareholders	-	-	(50,000)
Proceeds from Public Offering, net of offering costs	-	-	18,019,851
Proceeds from Warrant Offering	-	-	925,000
Proceeds from sale of Underwriter Purchase Option	-	-	100
Repurchase of ordinary shares	-	-	(2,307,892)
Redemption of ordinary shares	(16,529,397)	-	(16,529,397)
Net cash (used in) provided by financing activities	(16,529,397)	-	132,662

Net increase in cash and cash equivalents	815	7,673	42,432
Cash and cash equivalents, beginning	41,617	20,200	-
Cash and cash equivalents, ending	$42,432	$27,873	$42,432

Supplemental disclosure of non-cash investing and financing transactions:
Repurchase of ordinary shares included in accounts payable and accrued expenses	$-	$311,820	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The accompanying condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or any future period. The balance sheet data at December 31, 2012 is derived from the Company’s audited financial statements but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 24, 2013.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) 915 ‘‘Development Stage Entities’’. The Company is subject to all of the risks associated with development stage companies.

At June 30, 2013, the Company had not commenced any operations. All activity through June 30, 2013 relates to the Company’s formation, the Company’s initial public offering, the Company’s distribution of the Trust Account to the Public Shareholders, and the search for a business combination. The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on February 17, 2011. On February 18, 2011, the Company filed a new registration statement to increase the Public Offering by 10% pursuant to Rule 462(b) under the Securities Act of 1933 (the “Securities Act”). The Company consummated the Public Offering and Warrant Offering on February 25, 2011 and received initial net proceeds of $16,556,824. On March 8, 2011, the underwriter exercised its over-allotment option and on March 11, 2011 the Company received additional net proceeds of $2,388,027, bringing total net proceeds to $18,944,851 (Note 3).

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

June 30, 2013

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

As explained further in Note 4 - Commitments and Contingencies, on May 10, 2013, the Company received a refundable advance of $50,000 from an operating company seeking to merge with the Company.

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

June 30, 2013

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of China VantagePoint Acquisition Company and BDH. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

Cash: The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2013, substantially all of the Company’s funds were held at one financial institution.

Cash Equivalents: The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Loss per share

Ordinary loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares included in Subunits subject to possible redemption at June 30, 2013 and 2012 of 0 and 1,846,327, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, would have only participated in their pro rata share of the Trust Account earnings. Loss per share assuming dilution would give effect to dilutive options, warrants, and other potential ordinary shares outstanding during the period. The Company has not considered the effect of warrants to purchase 0 and 5,605,289 ordinary shares at June 30, 2013 and 2012, respectively, in the calculation of diluted loss per share, since the exercise of the warrants was contingent upon the occurrence of future events. On February 25, 2013, the warrants expired. During the three and six months ended June 30, 2013 and 2012, there were no other outstanding dilutive options, warrants, or other potential ordinary shares which would affect the fully diluted loss per share.

Ordinary shares included in Subunits subject to possible redemption

The Company accounted for its ordinary shares included in Subunits subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. On February 27, 2013, the Company distributed to each of the Public Shareholders their pro rata interest in the Trust Account, and accordingly, at June 30, 2013, there remained no ordinary shares subject to possible redemption. At December 31, 2012, the ordinary shares included in Subunits subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

June 30, 2013

Note 2—Significant Accounting Policies, continued

Income taxes, continued

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has identified the Cayman Islands, the United States and the State of Florida as its only major tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on September 3, 2010, the evaluation was performed for the 2010, 2011 and 2012 tax years, which are the only completed periods subject to examination. The Company is on a calendar year for tax purposes. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company is considered an exempted company in the Cayman Islands for tax purposes. As an exempted company, the Company is able to avoid direct taxation from the Cayman Islands government for a period of 20 years if such direct taxation were ever introduced in the Cayman Islands by obtaining a tax undertaking from the Cayman Islands government.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from September 3, 2010 (Inception) through June 30, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

June 30, 2013

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

Note 4—Commitments and Contingencies

The Company agreed to pay an aggregate of $7,500 a month for office space and general and administrative services to an entity affiliated with the Company, commencing February 17, 2011 and ending on the liquidation of the trust account on February 25, 2013. The Company subsequently entered into a second agreement with this affiliate, to extend this arrangement past February 25, 2013, on a month to month basis. This affiliated entity also occasionally pays for travel and other expenses of the Company not related to general and administrative services. The Company is obligated to reimburse them for these expenses. At June 30, 2013, the Company has included in accounts payable – related party $218,525 representing an obligation to this affiliate company for this office space, these general and administrative services, and these reimbursable expenses.

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

June 30, 2013

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

On February 17, 2011, the Initial Shareholders placed their initial shares into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferable during the escrow period which expires on the first anniversary of the closing date of the initial Business Combination. These shares were released from escrow on February 27, 2013, upon the Company’s distribution of the funds held in the Trust Account.

In the event that the subunits offered in the Public Offering (the “Subunits”) traded at or below $5.70 per Subunit, there was able to be released from the Trust Account amounts necessary for the Company to purchase up to 50% of the Subunits sold in the Public Offering (1,581,250 Subunits) at any time commencing on April 19, 2011 and ending on the date the Company announced a Business Combination. Purchases were made only in open market transactions pursuant to a 10b5-1 plan entered into by the Company on February 16, 2011 (the “Repurchase Plan”), which required the Company to maintain a limit order for the Subunits at $5.70 per Subunit during the purchase period until the maximum number of Subunits had been purchased. On August 27, 2012, the Company announced that it had entered into a merger and share exchange agreement (the “Acquisition Agreement”) pursuant to which it planned to acquire Black Diamond (the “Black Diamond Merger”) and, accordingly, was no longer permitted to make any repurchases of its Subunits under the Repurchase Plan. Through August 27, 2012, the Company had purchased 400,134 Subunits under this plan at a cost of $2,307,892.

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

CHINA VANTAGEPOINT ACQUISITION COMPANY AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note 5—Shareholders’ Equity, continued

Preferred Shares

On February 16, 2011, the Company amended the capital clause of the Memorandum and Articles of Association authorizing the issuance of up to 5,000,000 preferred shares with a par value of $0.001 with such designations as may be determined by the Board of Directors of the Company from time to time.

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

Expense Agreement

On August 24, 2012, in connection with the Acquisition Agreement, the Company and Black Diamond entered into the Expense Agreement. Pursuant to the Expense Agreement, Black Diamond had agreed to (i) assume and pay up to $250,000 of the costs and expenses (including but not limited to reasonable legal fees) of the Company that had accrued up to the date that the Acquisition Agreement was signed (August 24, 2012), and (ii) pay, so long as the Company does not materially breach the representations and warranties it made in the Acquisition Agreement, all of the costs and expenses (including but not limited to reasonable legal fees and expenses related to the merger) incurred by the Company from and after the signing of the Acquisition Agreement. Costs covered under the Expense Agreement up to August 24, 2012 were net of the Company’s balance of cash on hand on that date (excluding the amount in trust). Any expenses incurred through December 31, 2012 were considered covered under the Expense Agreement and were deemed to be costs incurred by Black Diamond and through December 31, 2012 were recorded as amounts “Due from Black Diamond” on the Company’s condensed consolidated balance sheet. During the three and six months ended June 30, 2013, no additional amounts were recorded as amounts “Due from Black Diamond” under the Expense Agreement.

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

Through June 30, 2013, the Company has recorded as “Due from Black Diamond” a total of $466,799, pursuant to the Expense Agreement. As of June 30, 2013 and through August 13, 2013, no amounts were received from Black Diamond in connection with this Expense Agreement. The Company has made attempts to collect the amounts due to the Company pursuant to the Expense Agreement, but these collection efforts have not been successful. On December 31, 2012, the Company recorded a charge of $466,799 to fully reserve the amount due from Black Diamond pursuant to the Expense Agreement.

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

Also on August 24, 2012, in connection with entering into the Acquisition Agreement, we and Black Diamond entered into an expense reimbursement agreement (the “Expense Agreement”), whereby Black Diamond agreed to pay certain expenses on behalf of the Company. Pursuant to the Expense Agreement, Black Diamond agreed to (i) assume and pay up to $250,000 of our costs and expenses (including but not limited to reasonable legal fees) that accrued up to the date that the Acquisition Agreement was signed (August 24, 2012), and (ii) pay, so long as we did not materially breach the representations and warranties in the Acquisition Agreement, all of our costs and expenses (including but not limited to reasonable legal fees and expenses related to the merger) incurred from and after the signing of the Acquisition Agreement. Costs covered under the Expense Agreement up to August 24, 2012 were net of our balance of cash on hand on that date (excluding the amount in trust). As of December 31, 2012, $466,799 had been recorded as a receivable under this Expense Agreement and this amount has been fully reserved at December 31, 2012. During the three and six months ended June 30, 2013, no additional amounts were recorded as amounts “Due from Black Diamond” under the Expense Agreement. Through July 22, 2013, no amounts have yet been received from Black Diamond in connection with this Expense Agreement.

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

On May 10, 2013, we received a refundable advance of $50,000 from an operating company seeking to merge with us.

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

We incurred net losses of $68,669 and $38,450 for the three months ended June 30, 2013 and 2012 and net losses of $148,987 and $95,623 for the six months ended June 30, 2013 and 2012. We incurred a net loss of $736,212 for the period from September 3, 2010 (inception) through June 30, 2013. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of June 30, 2013, we had $42,432 in cash and cash equivalents. Through August 27, 2012, we had used $2,307,892 of the funds that were held in trust to repurchase Subunits and on February 25, 2013, the remainder of the funds that were held in the Trust Account were distributed, pro-rata, to the Public Shareholders.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements in the three months ended June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

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

Management has concluded, based on its evaluation, that as of June 30, 2013, internal control over financial reporting was not effective due to (i) the Company’s inability to timely file its Transition Report on Form 10-K for the nine months ended December 31, 2012 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and (ii) the lack of effective communications of material information between executive management and accounting personnel responsible for external reporting.

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

Remediation Initiative and Progress

Our intentions have been to comply with the information and reporting requirements of the federal securities laws applicable to us. However, due to a lack of liquidity which was exacerbated by the fact that we were not able to consummate a business combination, we did not have the financial resources to timely file our Transition Report on Form 10-K for the nine months ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. On June 24, 2013, we filed our Transition Report on Form 10-K. On July 25, 2013, we filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Provided that we can generate sufficient liquidity, we intend to comply with our future reporting requirements.

Further, our management has implemented additional control procedures to provide for the orderly and timely communication of material agreements and other potentially material financial information to its accounting personnel.

Changes in Internal Control over Financial Reporting

Other than described above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

From the completion of our initial public offering through June 30, 2013, we have incurred $975,814 of operating expenses, used $2,307,892 from the amounts held in our trust account to repurchase our Subunits, and returned the remaining $16,529,397 held in trust back to our Public Shareholders.

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

Date: August 15, 2013
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

